Form 10-K/A
period 1992-12-31
EVEREST & JENNINGS INTERNATIONAL LTD
filed 1994-02-16
CIK 33837

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-K/A    Amendment 1
 X      Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1992
                                       or
 Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934
     For the transition period from _________________ to __________________

                         Commission File Number: 0-3585
                     EVEREST & JENNINGS INTERNATIONAL LTD.
             (Exact name of Registrant as specified in its charter)

               Delaware                                       95-2536185
   (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                         Identification No.)

            1100 Corporate Square Drive, St. Louis, Missouri  63132
                    (Address of principal executive offices)

      Registrant's telephone number, including area code:  (314) 995-7000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

       Commencing in 1989, the Company has undergone an extensive restructuring of its operations with the objective of becoming a stronger long-term competitor in the durable medical equipment industry. The restructuring was designed to improve overall financial performance through cost reduction and the elimination of excess manufacturing capacity. Extensive asset sales were also undertaken to generate the cash necessary to partially finance restructuring activities and reduce debt levels. Credit facilities were modified or expanded as needed to partially fund the overall restructuring, in addition to contributing to the funding of the Company's operations.

       A major element of the restructuring was the sale in October, 1991 of the Company's former European subsidiary, Ortopedia GmbH. At the time, the Company retained a 15% interest in Ortopedia Holding GmbH, the new parent of Ortopedia GmbH. During the period from December 31, 1990 to December 31, 1992, total assets were reduced approximately $84 million due primarily to $63 million from the sale of Ortopedia as well as sales and writedown of certain fixed assets and reductions in other current assets including planned reductions of inventory in the United States. In December 1992, the Company sold its remaining 15% interest in Ortopedia Holding GmbH.

       On February 28, 1992, the Company announced its intention to consolidate its domestic wheelchair manufacturing operations and corporate headquarters by relocating its California-based manufacturing and corporate offices to Missouri by the end of the year. This decision was made in light of the higher cost of manufacturing in Southern California and based on the opportunity to further reduce costs through the consolidation of administrative and support functions with existing operations in Missouri. The relocation from California was begun in the second quarter of 1992, and was largely completed by the end of 1992.

       As a result of the relocation, the Company experienced major start-up problems in wheelchair production due primarily to computer system failures and related parts shortages, and to manufacturing delays and inefficiencies attributable generally to the commencement of relocated manufacturing operations and specifically to the need to train a large number of new employees. These start-up problems have most severely impacted the Company's high margin power and rehab wheelchair products, and the resulting reduction in sales and cash flow has hindered the Company's ability to keep vendors current and otherwise to implement corrective measures quickly and effectively.

       Shipment delays have caused a substantial build-up in back-ordered power and rehab wheelchair products, which the Company is working to reduce.
However, customer confidence and frustration resulting from such delays have combined to increase the order cancellation rate and to decrease the incoming order rate, particularly for the affected wheelchairs. As a result, orders and market share generally have decreased, and manufacturing activity generally has shifted disproportionately to lower margin manual and commodity wheelchairs.

       The foregoing problems adversely affected third and fourth quarter 1992 shipments and financial results, and will continue to do so at least through the second quarter of 1993. Management has developed and implemented a plan it believes will correct the Company's problems with manufacturing and shipment delays. However, order rates, margins and market share must increase and customer confidence must be restored in the very near term, if the Company is to generate the cash flow necessary to fund its operations on a continuing basis and to achieve profitability. Assuming the Company can achieve these objectives, management expects the relocation to improve the Company's overall cost structure and, therefore, its competitive position.

       Production and delivery of all of the Company's non-wheelchair products were unaffected by the production problems that occurred in the relocation of the wheelchair manufacturing facility to St. Louis. The Company has continued to deliver non-wheelchair products in a timely manner and management believes that additional market share can be obtained in these product lines.

       On October 9, 1992 the Company completed the sale of its California property. The Company is in arbitration with the environmental engineering firm which was retained by the Company to manage certain aspects of the work required to sell the California property. See Part I, Item 3, Legal Proceedings.

       In the domestic market, the Company's durable medical equipment products are sold primarily through homecare and medical equipment dealers, as well as national accounts. Consumers and dealers are reimbursed through federal, state and private insurer reimbursement programs. The Company estimates that Medicare reimbursement presently represents approximately 33% of the Company's total domestic revenues. The Company anticipates being able to counteract the impact of cutbacks in Medicare, state budget and private insurer programs on its results of operations and cash flow through the benefits of a reduced cost structure.

       In the institutional bed market, while the Company has a small market share of hospital beds, it has been in the position of being the only competitor of Hill-Rom with respect to retractable hospital beds. Early in 1993, Stryker introduced a retractable hospital bed into the market which management believes could put pressure on sales volume and current margins on its retractable hospital bed products.


Results of Operations

Revenues

       The following table sets forth the amounts and percentages of revenues geographically by area where products were manufactured (dollars in millions):


                                      1992                       1991                         1990
                               -----------------           ------------------           ------------------
                               Amount         %            Amount          %            Amount           %
                               ------         --           ------          --           ------           -
    North America               $107         100            $119          100            $133           63
    Europe                        --          --              --           --              77           37
                                ----        ----            ----         ----            ----         ----
                                $107         100            $119          100            $210          100
                                ----         ---            ----          ---            ----          ---
                                ----         ---            ----          ---            ----          ---


       North American revenues in 1992 decreased $12 million, or 10%, from the prior year, primarily due to shipment delays and the loss of market share in the U.S. wheelchair business as a result of disruptions to production capabilities related to the relocation of the primary manufacturing facility from California to Missouri. Revenues in the bed product line increased 8% in 1992, largely due to improved market penetration for institutional products.

       North American revenues in 1991 decreased $14 million, or 11%, versus 1990, primarily due to increased price competition, reduced sales of lower margin manual wheelchairs, and lower homecare bed and scooter revenues. The reduced sales of lower margin manual wheelchairs resulted from the elimination of certain unfavorable sales contracts in late 1990 while lower scooter revenues reflected a deemphasis of the product line in 1991. Lower homecare bed revenues reflected the impact of increased price competition.

       European revenues were $77 million in 1990 but were reflected on the equity method in 1991, reflecting the deconsolidation of Ortopedia GmbH in 1991 due to the decision in 1990 to sell the subsidiary.

For the periods indicated, the following table summarizes operating results of the Company (dollars in millions):


                                                        Year Ended December 31
                                    ------------------------------------------------------------------
                                           1992                   1991                      1990
                                    -----------------      ------------------        -----------------
                                      Amount    %             Amount     %              Amount    %
                                      ------   ---            ------    ---             ------   ---
Revenue                              $107.1    100           $118.9    100            $209.7    100
Cost of sales                          80.9     75             80.3     68             154.4     74
                                      ----      --             ----     --              ----     --
Gross profit                           26.2     25             38.6     32              55.3     26

Operating expenses                     36.4     34             40.7     34              64.5     31
                                      ----      --             ----     --              ----     --
Operating loss before
     restructuring expense            (10.2)    (9)            (2.1)    (2)             (9.2)    (5)
Restructuring expense                   5.2      5             18.5     15              34.0     16
                                       ----      --            ----     --              ----     --
Operating loss                       $(15.4)   (14)          $(20.6)   (17)           $(43.2)   (21)

Interest expense                       (5.0)    (5)            (3.9)    (3)             (8.9)    (4)
Earnings from European
     operations                        --       --              1.2     --              --       --
Gain (loss) on sale of
     European operations               (0.2)    --              6.6      6              --       --
Loss on sale of discontinued
     operations                        --       --             --       --              (1.4)    --
                                      ----      --             ----     --               ----    --
Loss before income taxes             $(20.6)   (19)          $(16.7)   (14)           $(53.5)   (25)

Income tax provisions (benefits)       (1.7)    (1)             0.4     --              (0.4)   --
                                       ----     --             ----     --              ----    --

Net loss                             $(18.9)   (18)          $(17.1)   (14)           $(53.1)   (25)
                                     -------  ----           -------   ----            -------  ----
                                     -------  ----           -------   ----            -------  ----



1992 versus 1991

       1992 revenues of $107.1 million decreased $11.8 million or 10% from 1991, largely as a result of wheelchair operations, which were negatively impacted by the relocation of the Company's primary domestic manufacturing facility from Camarillo, California to St. Louis, Missouri. The impact was focused almost exclusively on the third and fourth quarter revenues after the commencement of the physical relocation. The process of moving complex manufacturing operations across the country and restarting with a largely new workforce resulted in disruptions to normal manufacturing throughput with corresponding delays in customer shipments and revenue recognition. Relocation-related inventory imbalances caused by computer system failures and inadequate training of new employees have also contributed to manufacturing shortfalls. At the same time, 1992 incoming orders for wheelchair products were largely equivalent to 1991, resulting in increasing order backlogs. As a result of the shipment delays, however, the Company experienced an increasing rate of order cancellations in the third and fourth quarters of 1992 and the first quarter of 1993, and more cancellations may occur in the second quarter of 1993. Such cancellations have had and, if the cancellations continue, will have a material adverse impact on the Company's financial performance. Also, the incoming power and rehab wheelchair order rate has declined in 1993 to date, and if such order rate is not improved, the Company's financial performance will be adversely affected for as long as the order rate remains depressed. In the first quarter of 1993, wheelchair shipments increased over the fourth quarter, 1992 levels as the startup and relocation problems are gradually being resolved; however, the products shipped were skewed in favor of the low margin manual wheelchairs, as production of the high margin power and rehab wheelchairs is still lagging. Backlogs of past due orders are beginning to decline due to increases in production and cancellation of orders.

       Sales of Smith & Davis bed products in 1992 improved 8% over the prior year due to improved penetration in the institutional market. Homecare product sales were largely flat year to year due to intense price competition. 1992 revenues in the Everest & Jennings' Canadian and Mexican subsidiaries were down 6% from 1991 due to a 5% unfavorable Canadian exchange rate change and the non-recurrence of $.9 million of export orders in Canadian operations.

       Total Company gross profit decreased $12.4 million from $38.6 million in 1991 to $26.2 million in 1992. As a percentage of sales, gross profit decreased from 32% last year to 25% in 1992. The decrease in gross profit reflects the decrease in sales plus continued price competition in the markets for the Company's wheelchair, homecare bed and oxygen concentrator products. Wheelchair profitability has also been impacted by what management believes to be a temporary shift of the Company's product mix to lower margin wheelchair products as a result of the relocation; however, the Company must recover market share for the higher margin wheelchairs, otherwise the shift of product mix to lower margin products may be permanent. Shipment delays have occurred largely in custom and rehabilitation wheelchair products due to their greater complexity, larger number of components which have been subject to inventory imbalances, and longer training time for new employees before normal production levels are reestablished. Gross profit in Smith & Davis was also adversely affected by a $0.7 million charge to writeoff surplus and obsolete inventory.

       Operating expenses decreased $4.3 million or 11% from $40.7 million in 1991 to $36.4 million in 1992 due to lower depreciation, staffing expenses, taxes, insurance, professional fees and contracted services in general and administrative expenses resulting from the Company's consolidation of corporate, Everest & Jennings Inc. and Smith & Davis functions in St. Louis. 1991 operating expenses also included a $1.5 million charge to write down the Camarillo facility to its estimated net realizable value.

       In the third and fourth quarters of 1992, the Company recorded restructuring changes of $2.5 million and $2.7 million, respectively, to reflect increased costs for startup inefficiencies, facilities and staff duplication and additional provision for physical inventory losses associated with the relocation of the wheelchair manufacturing facility and corporate headquarters to Missouri. $1.5 million of the restructuring charge recorded in 1992 relates to expenses expected to be incurred during the first four months of 1993. An initial restructuring charge of $18.5 million was recorded in 1991 in connection with the relocation to Missouri.

       Interest expense of $5.0 million in 1992 increased 28% from 1991 as a result of the accrual of $1.3 million of interest recorded in anticipation of not being able to reduce the balance of a certain bank loan below $13 million by March 31, 1993, as subsequently extended to June 30, 1993 (see Note 6 to the Consolidated Financial Statements in Item 8).

       Net other income and expenses declined from $7.8 million income in 1991 which included a $6.6 million gain from the sale of 85% of Ortopedia and $1.2 income from European operations sold in October, 1991 to a $0.2 million expense in 1992 which reflected a loss on the disposition of the remaining 15% shareholding in Ortopedia.

       The 1992 income tax benefit of $1.8 million reflects the settlement of certain disputed items for the years 1975 - 1983 with the California Franchise Tax Board.

1991 versus 1990

       Revenues in 1991 declined $90.8 million, or 43%, to $118.9 million versus $209.7 million in 1990. The decline in revenues reflects the deconsolidation of Ortopedia in 1991 ($76.9 million of the reduction) and reduced sales of lower margin wheelchairs, lower scooter revenues and lower homecare bed revenues. The Company also believes that uncertainties surrounding the viability of the Company due to successive years of large losses resulting from excess costs and restructuring charges may have adversely impacted operations in 1991.

       Gross profit decreased $16.7 million or 30% to $38.6 million in 1991, from $55.3 million in 1990. The decreased gross profit reflects the deconsolidation of Ortopedia which contributed $22.3 million to the reduction partially offset by increased gross profit resulting from concerted efforts since January 1990 to reduce costs through significant reduction in personnel, increased operational efficiency, control over raw material costs and an improved product mix. As a percent of revenues, gross profit increased to 32% in 1991 from 26% in 1990.

       Operating expenses, before restructuring expenses in 1991, decreased $23.8 million or 37% to $40.7 million in 1991, from $64.5 million in 1990. The decrease in operating expenses reflects the deconsolidation of Ortopedia which reduced operating expenses $18.1 million, and lower salary and fringe costs resulting from the significant reduction in headcount between periods, partially offset by a $1.5 million charge in 1991 to write-down its Camarillo facility to estimated net realizable value. Operating loss before restructuring expenses narrowed to $2.1 million in 1991 versus $9.2 million in 1990 due to success in reducing operating expenses between periods and in improving gross profit.

       As a result of its anticipated relocation from California to Missouri, the Company recorded a fourth quarter, 1991 charge of $18.5 million to provide for costs associated with the relocation including personnel related costs such as severance and relocation expenses and costs associated with the sale and relocation of certain machinery and equipment.

       Inclusive of the restructuring expense associated with the consolidation in St. Louis, the operating loss totaled $20.6 million in 1991 versus $43.2 million in 1990. Prior to its sale, Ortopedia was recorded on the equity method. Accordingly, income before income taxes in 1991 includes $1.2 million in equity income.

       Interest expense of $3.9 million in 1991 declined $5.0 million from $8.9 million in 1990. The reduction in interest expense reflects no accrual in 1991 on borrowing from the Company's primary domestic lender and lower debt levels due to the deconsolidation of Ortopedia in 1991 reducing interest expense $2.7 million. In accordance with the Company's bank restructuring agreement upon the sale of Ortopedia GmbH and the repayment to the Bank of $8.3 million in October 1991, the Company's primary domestic lender waived any interest accrual in 1991 on amounts borrowed.

       Other income in 1991 of $7.8 million is comprised of the $6.6 million gain on the sale of Ortopedia in October 1991 and $1.2 million in equity income from Ortopedia.

       Loss on sale of discontinued operations of $1.4 million in 1990 is mainly comprised of additional contingency reserves related to the sale of one of the divisions of the Metal Products Group in 1987.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's primary sources of liquidity are cash provided from operations and cash on hand. At December 31, 1992, the Company had $0.1 million in cash or $1.0 million less than the $1.1 million in cash at December 31, 1991. At December 31, 1992, total debt of $58.6 million was $4.4 million higher than the $54.2 million in debt at December 31, 1991. The increase was primarily due to advances from BIL (Far East Holdings) Limited ("BIL") and borrowings from The Hongkong and Shanghai Banking Corporation ("HSBC") of $14 million and $15.1 million, respectively, during the year to finance the restructuring and relocation, offset by the conversion of the Amended 9% Note plus accrued interest totalling $9.8 million to 9% Series A Voting Convertible Preferred Stock effective with the approval of the restructuring plan by the stockholders at the annual meeting held on March 17, 1992, and the retirement of $11.1 million in debt from the proceeds from the sale of the Camarillo, California facility (see Note 6 to the Consolidated Financial Statements in
Item 8). Positive cash flow from operations of $3.2 million at Smith & Davis and Everest & Jennings Canada also mitigated the overall increase in debt.

       On October 2, 1992 the Company finalized a new one year $20 million revolving credit facility with HSBC. Proceeds from this credit line were used to repay $11 million of existing BIL advances, to fund restructuring expenses, to replace existing letters of credit and for working capital purposes. The repayment of this facility was guaranteed by Brierley Investments Limited, an affiliate of BIL. The facility would not have been made available to the Company without such guaranty. As of December 31, 1992, the Company had borrowed close to the maximum available under the HSBC credit facility. According to its original terms, the total amount available under the facility was to reduce from $20 million to $15 million on March 31, 1993. Pursuant to an amendment dated as of March 30, 1993, HSBC agreed to maintain the total amount available under the facility at $20 million through the expiration date of the facility.

       Under the debt agreements with BIL and HSBC, at December 31, 1991 and 1992 the Company was obligated to repay approximately $29.3 million and $15.1 million, respectively, at various dates as described below.

                                                12/31/91        12/31/92
                                                Balance         Balance
   Debt Agreement                              $ millions      $ millions    Repayment Date
   --------------                              ----------      ----------    --------------
   Bank Loan (1)                                  $22.7          $14.6       June 30, 1993
   FASB 15 Adjustment                              (1.0)          (0.2)
                                                   ----           ----
          Subtotal                                 21.7           14.4
   Amended 10.5% Note                               3.9            0.9       June 30, 1993

   Amended 9% Note                                  9.7             -0-
   BIL Promissory Notes (1992 Advances
      through 9/11/92)                              --             4.0       June 30, 1993
   BIL Promissory Notes (1992 Advances              --            10.0       Various dates in the fourth quarter, 1993;
      9/12/92 through 12/31/92)                                              generally one year maturities
                                                   ----           ----
          Subtotal Due BIL                         35.3           29.3
   HSBC Credit Facility (2)                         --            15.1       September 30, 1993
                                                   ----           ----
          TOTAL                                   $35.3          $44.4
                                                  -----          -----
                                                  -----          -----


(1) Pursuant to a First Amended and Restated Credit Agreement, dated August 30, 1991 (the "Agreement"), between the Company and Security Pacific National Bank (the "Bank"). On February 21, 1992 BIL acquired all of the Bank's interest in the Agreement.

(2) Excludes approximately $4.9 million committed with respect to outstanding letters of credit at December 31, 1992.

       On October 9, 1992, the Company repaid $11.1 million of the Bank Loan indebtedness with the proceeds from the sale of the Camarillo property. Additionally, on October 14, 1992, the Company repaid $11 million of the 1992 BIL Promissory Notes with a portion of the proceeds from the $20 million HSBC credit facility. However, the Company was unable to repay $4.0 million of the BIL 1992 Promissory Notes. Such Promissory Notes were due and payable on the date that the Company closed the HSBC credit facility. Also, the Company was unable to repay the remaining $14.6 million balance on the Bank Loan as required by March 31, 1993 or reduce the balance below $13 million to obtain interest forgiveness. Accordingly, during 1992, the Company accrued interest in the aggregate amount of approximately $1.3 million on the Bank Loan.

       As of March 29, 1993, BIL agreed to extend the due dates of the Bank Loan, the $4.0 million of the 1992 BIL Promissory Notes, and the Amended 10.5% Note to June 30, 1993. The Company has made a proposal to BIL to restructure the indebtedness described in the preceding sentence. In general, the restructuring proposal under consideration, which would be subject to applicable corporate approvals, contemplates converting the $14.6 million Bank Loan balance, the remaining $0.9 million of the Amended 10.5% Note and the $4 million of 1992 BIL Promissory Notes plus accrued interest into Class A Common Stock (or Single Class Common Stock) at a price yet to be determined. Negotiations between the Company and BIL also contemplate providing the Company additional borrowing capacity to complete the restructuring. In order to properly evaluate this proposal as well as explore other financing alternatives, the Company and BIL have jointly retained a major investment banking firm. Upon review of such firm's recommendations by the Board of Directors, the Company and BIL may enter into negotiations to finalize a restructuring of the BIL indebtedness. While management believes that mutually satisfactory arrangements can be negotiated with BIL, no assurances can be made that the Company will be successful in such negotiations.

       Through the end of the first quarter of 1993, the Company has required additional financing to fund the restructuring and fund operating needs. These borrowings have been provided by BIL in their entirety and total an additional $14 million. The Company expects to need additional financing through the end of the second quarter 1993 before a cash neutral situation from operations is anticipated to be attained.

       On March 17, 1992 the stockholders of the Company approved the conversion of the Amended 9% Note plus accrued interest into 5.9 million shares of 9% Series A Voting Convertible Preferred Stock. Assuming the conversion of such Preferred Stock to Common Stock and inclusive of the Series B Voting Convertible Preferred Stock representing nearly 5% of total shares outstanding (previously due to be received by the Bank and issued to BIL as a result of BIL's purchase of the Company's debt with the Bank -- see Note 6 to the Consolidated Financial Statements in Item 8), BIL's ownership in the Company now approximates 60% of total shares outstanding.

       In July, 1991, the Company obtained a new three-year $13 million credit line for its Smith & Davis subsidiary. At December 31, 1992, Smith & Davis had borrowed $5.4 million under this line. In February, 1993 this credit line was amended to increase the availability of funding to the Company and reduce the borrowing cost. The Company's Canadian operation has existing credit facilities in the aggregate of $5.1 million, on which $3.3 million was borrowed as of December 31, 1992.

       Accordingly, at December 31, 1992 the Company owed $27.7 million to banks and other commercial lenders, $1.6 million under capitalized lease obligations, and $29.3 million to BIL (net of $0.2 million FASB 15 adjustment).

       The Company's 1992 revenues and operating results have been adversely impacted by increased price competition, liquidity constraints and the relocation of the Company's primary domestic wheelchair manufacturing facility from California to Missouri. The third and fourth quarters were particularly impacted by delayed shipments of customer orders for higher margin rehabilitation wheelchair products and spare parts. These delays have resulted in additional cash needs beyond those originally anticipated to finance the relocation. From time to time, the Company has not been able to make timely payments to some of the suppliers of materials for its wheelchair products. In such circumstances, past due payment terms have been negotiated with most of such suppliers. However, certain suppliers have temporarily suspended parts deliveries to the Company until payment has been received.

As a result, the Company has not been able to make all wheelchair production commitments on time, resulting in some order cancellations and a reluctance by some customers to place future orders. Startup inefficiencies and inventory imbalances in St. Louis manufacturing operations will continue to adversely impact revenues, operating income and cash flow. As a result, a first quarter 1993 loss from operations is expected and additional financing must be secured. Assuming a successful restructuring of the BIL debt as described earlier, the Company will attempt to fulfill its cash needs through seeking additional financing from BIL or other external sources. Although no assurances can be given that the Company can restructure or reschedule the debt, if such debt is restructured or rescheduled, management believes that the Company will be able to meet its cash operating requirements at its existing Missouri, Canadian and Mexican operations.

       To retain dealer loyalty during the period when wheelchair production problems were occurring, the Company allowed certain dealers to delay payments for purchases beyond the normal credit terms. The Company plans to begin stricter enforcement of credit terms once production problems are rectified and deliveries are made on an on-time basis.

       Management believes that the Company's domestic and international manufacturing capacity is sufficient to meet anticipated demand for the foreseeable future. Capital expenditures of approximately $3.5 million are projected for 1993 versus actual expenditures of $3.4 million in 1992.


Net Operating Loss Carry-forwards

       At December 31, 1992, for U.S. tax reporting purposes, the Company had net operating loss ("NOL") carry-forwards of approximately $101 million expiring between 1997 and 2008, which should be available to offset U.S. taxable income generated in future years. For financial reporting purposes, the Company had NOL carry-forwards of approximately $113 million expiring between 1997 and 2008. The difference between tax and financial reporting of NOL carry-forwards relates primarily to amounts written off for financial reporting purposes not yet deductible for tax purposes. The Company does not believe that any restructuring proposals under consideration with BIL will limit the Company's ability to utilize its NOL carry-forwards. However, such restructuring could serve to increase the likelihood that limitations could apply as a result of future changes in equity ownership in the Company.


Future Accounting Requirements

       In February, 1992 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" (SFAS 109). The Company is required to and intends to adopt SFAS 109 in 1993. The Company has not yet determined the impact of the adoption of SFAS 109, although it is not anticipated to be material to the Company's consolidated financial statements.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                       REPORT OF INDEPENDENT ACCOUNTANTS


To The Board of Directors and Stockholders of Everest & Jennings International Ltd.

       In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Everest & Jennings International Ltd. and its subsidiaries at December 31, 1992 and 1991, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts of disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion expressed above.

       The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1.
The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

       As discussed in Note 14 to the consolidated financial statements, the Company is a defendant in a class action lawsuit alleging federal securities laws violations. The suit was dismissed on March 26, 1991 and the amended complaint was dismissed on September 20, 1991; however, the plaintiff filed a Notice of Appeal on December 23, 1991. The ultimate outcome of the lawsuit cannot presently be determined.




PRICE WATERHOUSE
St. Louis, Missouri
March 19, 1993
(except as to Note 6, which is as of March 31, 1993)

                       REPORT OF INDEPENDENT ACCOUNTANTS


To The Board of Directors and Stockholders of Everest & Jennings International Ltd.
Camarillo, California

       We have audited the accompanying consolidated statements of operations, stockholders' equity (deficit), and cash flows of Everest & Jennings International Ltd. and subsidiaries (the "Company") for the year ended December 31, 1990. Our audit also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audit.

       We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

       As discussed in Note 9, on December 12, 1991, the Company made a decision to change its method of accounting for inventories at its principal California subsidiary and, accordingly, restated its 1990 financial statements.

       In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Everest & Jennings International Ltd. and subsidiaries for the year ended December 31, 1990 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

       The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in the accompanying financial statements and in prior years, the U.S. operations have experienced substantial operating losses resulting in a deficit equity position. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The continuing viability of the Company is dependent upon completion of new financing arrangements, sufficient proceeds from asset sales to meet 1991 and 1992 debt payments, improvement of margins and meeting restructuring expenditures. The financial statements do not include adjustments, if any, that might result from the outcome of these uncertainties.

       As discussed in Note 14 to the consolidated financial statements, a class action suit claiming damages in connection with product warranties relating to a certain wheelchair model was filed. On August 30, 1991, and as subsequently amended, the Company reached an agreement in principle to settle the litigation on terms considered not material to the Company's consolidated financial position. Additionally, a class action suit alleging federal securities laws violations has been granted permission to file an amended complaint. The ultimate outcome or liability resulting from these suits, if any, is not presently determinable.




DELOITTE & TOUCHE
Los Angeles, California
April 4, 1991 (except as to the first, sixth, eighth and ninth sentences of Note 9, as to which the date is December 12, 1991, and the fourth sentence of paragraph 1 of Note 14, as to which the date is August 30, 1991.)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands except per-share data)


                                                                               Year Ended December 31
                                                                     ---------------------------------------------
                                                                      1992                 1991             1990
                                                                      ----                 ----             ----
Revenues                                                            $107,115           $118,924           $209,711
Cost of sales                                                         80,923             80,276            154,431
                                                                      -------           -------            -------
   Gross profit                                                       26,192             38,648             55,280
                                                                      -------           -------            -------
Selling expenses                                                      27,195             26,075             41,876
General and administrative expenses                                    9,275             14,638             22,653
Restructuring expenses (Note 2)                                        5,150             18,524             33,953
                                                                      -------           -------            -------
   Total operating expenses                                           41,620             59,237             98,482
                                                                      -------           -------            -------
   Operating loss from continuing operations                         (15,428)           (20,589)           (43,202)
                                                                      -------           -------            -------
Other income (expense):
   Interest expense, BIL (Note 6)                                     (2,272)            (1,096)            (1,462)
   Interest expense, other                                            (2,709)            (2,791)            (7,408)
   Earnings in European operations (Note 5)                               --              1,189                 --
   Gain (loss) on sale of European operations (Note 5)                  (240)             6,600                 --
                                                                      -------           -------            -------
Other income (expense), net                                           (5,221)             3,902             (8,870)
                                                                      -------           -------            -------
   Loss from continuing operations before income taxes               (20,649)           (16,687)           (52,072)

Income tax provisions (benefits) (Note 8)                             (1,737)               377               (356)
                                                                      -------           -------            -------
   Net loss from continuing operations                               (18,912)           (17,064)           (51,716)
                                                                      -------            -------            -------
Discontinued operations:
   Loss on disposal of discontinued operations                            --                 --             (1,410)
                                                                      -------            -------            -------
Net loss                                                            $(18,912)          $(17,064)          $(53,126)
                                                                     --------           --------           --------
                                                                     --------           --------           --------
Loss per share:
   From continuing operations                                         $(2.07)            $(1.87)            $(5.65)
   From discontinued operations                                           --                 --               (.16)
                                                                       -----               -----              -----
                                                                      $(2.07)            $(1.87)            $(5.81)
                                                                      -------             ------             ------
                                                                      -------             ------             ------


Weighted average number of Common Shares outstanding               9,146,000          9,146,000          9,146,000
                                                                   ---------          ---------          ---------
                                                                   ---------          ---------          ---------



              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                     ASSETS


                                                                       December 31        December 31
                                                                          1992               1991
                                                                       -----------        -----------
CURRENT ASSETS:
    Cash                                                                $    145            $ 1,132
    Accounts receivable, less allowance for doubtful
        accounts of $3,505 in 1992 and $6,658 in 1991                     20,000             21,245
    Inventories (Note 9)                                                  24,631             24,124
    Assets held for sale (Notes 1 and 4)                                      67             12,358
    Other current assets                                                   4,129              4,430
                                                                          ------             ------

        Total current assets                                              48,972             63,289
                                                                          ------             ------


PROPERTY, PLANT AND EQUIPMENT:
    Land                                                                     442                454
    Buildings and improvements                                             6,677              4,081
    Machinery and equipment                                               16,112             36,938
                                                                          ------             ------
                                                                          23,231             41,473

    Less accumulated depreciation and amortization                        11,848             32,094
                                                                          ------             ------

        Property, plant and equipment, net                                11,383              9,379


INTANGIBLE ASSETS, NET                                                     6,696              6,957

OTHER ASSETS                                                               2,408              3,296
                                                                          ------             ------


TOTAL ASSETS                                                             $69,459            $82,921
                                                                         -------            -------
                                                                         -------            -------





              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements

                          CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands except per-share data)


                     LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                                            December 31        December 31
                                                                               1992               1991
                                                                            ----------          ---------
CURRENT LIABILITIES:
   Short-term borrowings from BIL (Note 6)                                    $29,292            $13,178
   Short-term borrowings and current installments of long-term
       debt of $1,637 in 1992 and $13,425 in 1991 (Note 6)                     25,912             12,462
   Accounts payable                                                            16,782             17,491
   Accrued payroll costs                                                        7,624              6,759
   Accrued interest, BIL (Note 6)                                               2,278                458
   Accrued expenses and income taxes (Note 8)                                   8,361             10,727
   Accrued restructuring expenses (Notes 1 and 2)                               6,047             14,095
                                                                               ------             ------

            Total current liabilities                                          96,296             75,170
                                                                               ------             ------

LONG-TERM DEBT, NET OF CURRENT PORTION (Note 6)                                 3,351             28,528

OTHER LONG-TERM LIABILITIES                                                       610                676

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS' DEFICIT:
    Series A Convertible Preferred Stock (Notes 6 and 10)                      10,174                 --
    Series B Convertible Preferred Stock (Notes 6 and 10)                       1,317                 --
    Class A Common Stock, par value: $.01;
       authorized 10,000,000 shares (Note 10)                                      68                 68
    Class B Common Stock, convertible, par value: $.01;
       authorized 10,000,000 shares (Note 10)                                      24                 24
    Additional paid-in capital                                                 43,708             44,980
    Accumulated deficit                                                       (85,585)           (66,296)
    Cumulative translation adjustments                                           (504)              (229)
                                                                               ------             ------

            Total stockholders' deficit                                       (30,798)           (21,453)
                                                                               ------             ------


TOTAL LIABILITIES AND STOCKHOLDERS'
  DEFICIT                                                                     $69,459            $82,921
                                                                              -------            -------
                                                                              -------            -------





              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements

             EVEREST & JENNINGS INTERNATIONAL LTD. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
               FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1992
                             (Dollars in thousands)

                                              Series A             Series B
                                             Convertible          Convertible           Class A                  Class B
                                           Preferred Stock       Preferred Stock       Common Stock            Common Stock
                                           ---------------       ---------------       ------------            ------------
                                          Shares     Amount      Shares   Amount    Shares        Amount     Shares      Amount
                                          ------     ------      ------   ------    ------        ------     ------      ------
Balance at December 31, 1989                 --        --         --       --       5,807,102     $58       2,355,177     $24

Common Stock issued for
acquisition of Smith & Davis                 --        --         --       --         984,000      10              --      --

Net loss                                     --        --         --       --              --      --              --      --

Adjustment for pension liability             --        --         --       --              --      --              --      --

Translation adjustments                      --        --         --       --              --      --              --      --
                                       --------    ------     ------    -----        --------     ---        --------     ---

Balance at December 31, 1990                 --        --         --       --       6,791,102     $68       2,355,177     $24


Conversion of Common Stock                   --        --         --       --           1,750      --          (1,750)     --

Net loss                                     --        --         --       --              --      --              --      --

Additional cash contribution
to the capital of a subsidiary               --        --         --       --              --      --              --      --

Book value of the proposed
Convertible Preferred Stock
to be issued                                 --        --         --       --              --      --              --      --

Sale of European subsidiaries                --        --         --       --              --      --              --      --

Translation adjustments of
consolidated subsidiaries                    --        --         --       --              --      --              --      --
                                       --------    ------     ------    -----        --------     ---        --------     ---

Balance at December 31, 1991                 --        --         --       --       6,792,852     $68       2,353,427     $24


                                                                                   Adjustment
                                             Additional   Accumu-   Cumulative        for
                                              Paid-in      lated    Translation      Pension
                                              Capital     Deficit    Adjustments    Liability   Total
                                              -------     -------    -----------    ---------   -----
Balance at December 31, 1989                  $37,812     $  3,894     $2,076       $(784)      $43,080

Common Stock issued for
acquisition of Smith & Davis                    5,894           --         --          --         5,904

Net loss                                           --      (53,126)        --          --       (53,126)

Adjustment for pension liability                   --           --         --         784           784

Translation adjustments                            --           --      1,449          --         1,449
                                           ----------      -------      -----        ----        ------

Balance at December 31, 1990                  $43,706     $(49,232)    $3,525          --       $(1,909)


Conversion of Common Stock                         --           --         --          --            --

Net loss                                           --      (17,064)        --          --       (17,064)

Additional cash contribution
to the capital of a subsidiary                      2           --         --          --             2

Book value of the proposed
Convertible Preferred Stock
to be issued                                    1,272           --         --          --         1,272


Sale of European subsidiaries                      --           --     (2,644)         --        (2,644)

Translation adjustments of
consolidated susidiaries                           --           --     (1,110)         --        (1,110)
                                               ------      -------      -----        ----        ------

Balance at December 31, 1991                  $44,980     $(66,296)   $  (229)         --      $(21,453)


             The accompanying Notes are an integral part of these
                       Consolidated Financial Statements

             EVEREST & JENNINGS INTERNATIONAL LTD. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
               FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1992
                                  (continued)
                             (Dollars in thousands)


                                         Series A                Series B
                                        Convertible             Convertible               Class A                  Class B
                                       Preferred Stock         Preferred Stock          Common Stock             Common Stock
                                       ---------------         ---------------          ------------             ------------
                                     Shares        Amount      Shares      Amount    Shares       Amount     Shares          Amount
                                     ------        ------      ------      ------    ------       ------     ------          ------
Balance at December 31, 1991                --       $ --         --        $ --     6,792,852     $68       2,353,427          $24

Series A Convertible Preferred
Stock issued upon conversion
of a convertible note payable        5,850,380      9,797         --          --            --      --              --           --

Pay-in-kind dividends on Series A
Convertible Preferred Stock            225,039        377         --          --            --      --              --           --

Reclassification of value of
Series B Convertible Preferred
Stock as of December 31, 1991               --         --    759,542       1,272            --      --              --           --

Adjustment to actual number of
shares of Series B Convertible
Preferred Stock issued                      --         --     26,815          45            --      --              --           --

Net loss                                    --         --         --          --            --      --              --           --

Translation adjustments                     --         --         --          --            --      --              --           --
                                     ---------    -------    -------      ------     ---------     ---       ---------          ---
Balance at December 31, 1992         6,075,419    $10,174    786,357      $1,317     6,792,852     $68       2,353,427          $24
                                     ---------    -------    -------      ------     ---------     ---       ---------          ---
                                     ---------    -------    -------      ------     ---------     ---       ---------          ---


                                                                                    Adjustment
                                              Additional   Accumu-    Cumulative       for
                                                Paid-in     lated      Translation    Pension
                                                Capital    Deficit     Adjustments   Liability   Total
                                                -------    -------     -----------   ---------   -----
Balance at December 31, 1991                  $44,980    $(66,296)     $(229)          --      $(21,453)

Series A Convertible Preferred
Stock issued upon conversion
of a convertible note payable                      --           --         --          --         9,797

Pay-in-kind dividends on Series A
Convertible Preferred Stock                        --        (377)         --          --            --

Reclassification of value of
Series B Convertible Preferred
Stock as of December 31, 1991                 (1,272)           --         --          --            --

Adjustment to actual number of
shares of Series B Convertible
Preferred Stock issued                             --           --         --          --            45

Net loss                                           --     (18,912)         --          --       (18,912)

Translation adjustments                            --           --      (275)          --          (275)
                                              -------    --------      -----         ----      --------
Balance at December 31, 1992                  $43,708    $(85,585)     $(504)          --      $(30,798)
                                              -------    --------      -----         ----      --------
                                              -------    --------      -----         ----      --------


             The accompanying Notes are an integral part of these
                       Consolidated Financial Statements

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                     Year Ended December 31
                                                                                 ------------------------------
                                                                                1992          1991            1990
                                                                                ----          ----            ----
Cash flows from operating activities:
    Net loss                                                                 $(18,912)      $(17,064)       $(53,126)
    Adjustments to reconcile net loss to cash used in operating activities:
         Depreciation and amortization                                          2,736          4,235           7,326
    Restructuring expenses (Note 2):
         Write-down in value of certain accounts receivable,
           inventories and other assets                                            --            750           7,052
         Write-down in value of certain properties and equipment                   --          5,552          13,896
         Net increase (decrease) in certain accrued expenses                   (8,048)        12,222           1,864
         Write-down of certain properties                                          --          1,500              --
    Loss (gain) on sales of certain fixed assets                                  356           (206)           (898)
    Loss (gain) on sale of European operations (Note 5)                           240         (6,600)             --
    Loss on sales of assets held for sale (Note 4)                                127             --              --
    Changes in operating assets and liabilities net of
      effects of the 1990 purchase of Smith & Davis (Note 7):
         Trade accounts receivable                                              1,245          3,128           6,385
         Inventories                                                             (507)             6           2,610
         Accounts payable                                                        (709)        (2,647)          2,212
         Accrued interest, BIL                                                  1,820         (1,004)          1,462
         Accrued expenses and income taxes                                     (2,623)        (7,530)         (2,652)
         Other, net                                                              (759)           269           4,671
                                                                               ------         ------          ------
    Cash used in operating activities                                         (25,034)        (7,389)         (9,198)
                                                                               ------         ------          ------
Cash flows from investing activities:
    Capital expenditures                                                       (3,364)        (1,390)         (4,455)
    Acquisition of Smith & Davis, net of cash acquired (Note 7)                    --             --          (4,374)
    Proceeds from sale of European operations, net of expenses
      and settlement of intercompany accounts (Note 5)                          1,544         16,713              --
    Proceeds from sales of assets held for sale (Note 4)                       12,633             --              --
    Proceeds from sales of certain fixed assets                                    38          2,643           2,305
                                                                               ------         ------          ------
    Cash provided by (used in) investing activities                            10,851         17,966          (6,524)
                                                                               ------         ------          ------
Cash flows from financing activities:
    Advances from BIL (Note 5)                                                 24,000             --          14,100
    Repayments to BIL (Note 5)                                                (22,082)        (3,000)             --
    Repayment of Bank Loan (Note 1)                                                --         (8,344)             --
    Other borrowings of short-term and long-term debt, net                     11,479          3,812           2,778
    Changes in other long-term liabilities                                        (66)        (2,328)            266
                                                                               ------         ------          ------
    Cash provided by (used in) financing activities                            13,331         (9,860)         17,144
                                                                               ------         ------          ------
Effect of exchange rate changes on cash flows                                    (135)           (27)         (1,724)
                                                                               ------         ------          ------
Increase (decrease) in cash balance                                              (987)           690            (302)

Cash balance at beginning of year                                               1,132            442           1,433
Less:  Cash balance at subsidiaries held for sale at the end of 1990               --             --            (689)
                                                                               ------         ------          ------
Cash balance at end of year                                                   $   145       $  1,132         $   442
                                                                              -------       --------         -------
                                                                              -------       --------         -------



              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (continued)

                             (Dollars in thousands)


                                                                                     Year Ended December 31
                                                                                 ------------------------------
                                                                                1992          1991            1990
                                                                                ----          ----            ----
Supplemental cash flow information:
    Cash paid for interest                                                     $2,128         $1,951          $8,601
    Cash paid for income taxes                                                     55             36              39



Supplemental information for noncash financing and investing activities:

       On March 17, 1992, $9,797 of debt and accrued interest was converted by BIL into 5,850,380 shares of Series A Convertible Preferred Stock.

       In March 1990, the Company purchased all of the capital stock of Smith & Davis. The purchase price consisted of $4,500 paid in cash and the issuance of 984,000 shares of Class A Common Stock. The adjusted fair value of assets acquired and liabilities assumed at January 1, 1990 was $38,373 and $36,374, respectively.




              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands except per-share data)



NOTE 1 -- CORPORATE RESTRUCTURING PLAN

       Since 1989 the Company has incurred substantial financial losses in a continuing effort to restructure its operations with the objective of becoming a stronger long-term competitor in the durable medical equipment industry. Restructuring activities to date have included asset sales, significant reductions in headcount, salaries and fringe benefits, plant closures and consolidations, product line rationalization, debt to equity conversion and outsourcing of manufacturing operations. Additionally, in 1992 the Company relocated its corporate headquarters and principal wheelchair manufacturing operations from Camarillo, California to St. Louis, Missouri. The relocation facilitated the consolidation of corporate offices and other key administrative, sales/marketing, and technical functions with existing Company operations in the St. Louis area.

       As of December 31, 1992, the physical relocation of the wheelchair manufacturing operations, which began in May, 1992, was largely complete. The relocation of administrative and support staff from California, hiring of new employees where necessary, and the integration with existing St. Louis operations is now also largely complete. Only the Corporate Data Center, which will be replaced by a new St. Louis based computer system in 1993, remains in California.

       At December 31, 1991, the Company owed Security Pacific National Bank (the "Bank") approximately $22.7 million ("Bank Loan") under a First Amended and Restated Credit Agreement (the "Agreement") dated August 30, 1991. In order to facilitate the relocation process to Missouri, on February 21, 1992 BIL (Far East Holdings) Limited ("BIL"), currently the Company's majority stockholder, acquired all of the Bank's rights ("Bank Interest") in the Agreement. In connection with the acquisition by BIL of the Bank Interest, BIL agreed (a) to permit the Company to consolidate its U.S. manufacturing facilities, corporate headquarters and administrative functions in St. Louis, Missouri, (b) to permit the Company to borrow additional funds and to obtain letters of credit from a lender other than BIL as necessary for consolidation and for working capital, and (c) to release or subordinate its security interests under the Agreement to allow the Company to obtain financing from a third party lender for working capital and to effect and facilitate the consolidation of operations and corporate headquarters in St. Louis, Missouri.

       In anticipation of the Company receiving additional financing from a third party lender, BIL advanced the Company $18 million through October 1, 1992. These funds were used by the Company to finance, in part, the relocation and the restructuring as well as for working capital purposes.

       On October 2, 1992, the Company finalized a $20 million revolving credit facility with The Hongkong and Shanghai Banking Corporation ("HSBC"). The repayment of the HSBC facility has been guaranteed by Brierley Investments Limited, an affiliate of BIL. From the proceeds of the HSBC facility, $11 million was utilized to repay advances (described in the preceding paragraph) made by BIL during the second and third quarters of 1992. The remaining proceeds were used to fund restructuring expenses, to replace existing letters of credit and for working capital purposes. BIL has provided the Company with additional funding beyond the amounts available under the HSBC credit line. In November and December, 1992, BIL advanced an additional $7 million for operating needs for the restructuring, bringing the total BIL advances outstanding on December 31, 1992 to $14 million.

       The accompanying financial statements have been prepared under the going concern concept. The going concern concept anticipates an entity will continue in its present form and, accordingly, uses the historical cost basis to prepare financial statements. The Company has incurred substantial recurring losses and has a net capital deficiency at December 31, 1992. As described more fully in Note 6 to the Consolidated Financial Statements, the Company also has a current obligation to repay $19.5 million to BIL and has entered into negotiations to restructure such indebtedness. No assurance can be made that the Company will successfully emerge from or complete its restructuring and refinancing activities.


NOTE 2 -- RESTRUCTURING EXPENSES

Fiscal 1992

       During the third and fourth quarters of 1992 the Company recorded additional charges of $2.5 million and $2.7 million, respectively, in connection with the restructuring and relocation process. $1.5 million of the restructuring charge recorded in 1992 relates to expenses expected to be incurred during the first four months of 1993. This charge is related and incremental to the $18.5 million recorded in 1991 and described below. It reflects higher than originally anticipated costs primarily in the areas of 1) duplication of employees and facilities in both California and Missouri during the relocation process; 2) production inefficiencies in California operations due to the loss of skilled employees after the relocation announcement and the subsequent hiring of temporary employees as replacements; 3) production and startup inefficiencies in the St. Louis facility due to the large number of new and temporary employees hired and trained; 4) interest expense of $0.5 million on incremental borrowings required to finance the relocation and related inventory buildup; and 5) provision for potential scrap and physical inventory losses related to the relocation. A portion of the original restructuring reserve not utilized for other purposes was also allocated to provide for the termination of the contracts between the Company and certain independent manufacturer's representative organizations pursuant to which those organizations solicited orders for the Company's products in the United States.


Fiscal 1991

       The Company announced that it would be consolidating its U.S. manufacturing operations and Corporate headquarters in St. Louis, Missouri. This decision was made in response to the higher cost of manufacturing in Southern California and to take advantage of synergies with its existing Missouri based operations.

       The charge of approximately $18.5 million relating to this decision provided for severance or relocation expenses for nearly 450 employees, costs to relocate certain inventory and equipment, costs associated with the writedown to estimated net realizable value of machinery and equipment that was not expected to be moved to St. Louis, and for other miscellaneous costs associated with restructuring.

       In 1991, the Company also provided $1.5 million for additional loss relating to the sale of its Camarillo, California property. This amount was recorded in general and administrative expenses.


Fiscal 1990

       In 1990, the Company recorded a charge of $34.0 million to provide for costs associated with a restructuring of its operations. This charge consisted of $14.6 million provided for anticipated losses and associated costs relating to the sale of its Camarillo, California manufacturing facility and related excess machinery and equipment. Additionally, $14.8 million was provided for costs associated with the consolidation of its California manufacturing facility, professional fees associated with the restructuring, costs to reduce to net realizable value certain receivables and inventory adversely impacted by a significant streamlining of the Company's product line included in this restructuring and to provide for costs associated with the curtailment of one of its domestic pension plans. Finally, $4.6 million was provided for expected operating losses until shutdown of certain international operations and for other restructuring costs associated with the acquisition of Smith & Davis.


NOTE 3 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION: The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

VALUATION OF INVENTORIES: Inventories are stated at the lower of cost or market, determined by the first-in, first-out (FIFO) method. Inventory costs consist of material cost, labor cost and manufacturing overhead.

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are carried at cost except for certain assets which have been written down in value in anticipation of lower utilization in future periods (see Note 2, "Restructuring Expenses"). Assets held for sale are stated at anticipated proceeds, net of expenses associated with the sales (see Note 2, "Restructuring Expenses," and Note 4, "Assets Held for Sale"). Provisions for depreciation and amortization are determined using the straight-line method based upon the estimated useful life of the asset. Leasehold improvements are amortized over the life of the related lease.

EXCESS OF INVESTMENT OVER NET ASSETS ACQUIRED: Included in Intangible assets, net is the excess of investments over net assets of businesses acquired (goodwill), which is being amortized using the straight-line method over a period of 30 years. Balances outstanding at the end of fiscal 1992 and 1991 were $6,696 and $6,957, net of amortization of $750 and $489, respectively.

TAXES ON INCOME: The Company uses the liability method for computing deferred income taxes. Under this method, the tax expense is the amount of income taxes expected to be payable for the current year plus the change from the beginning of the year in the deferred tax liability. The deferred tax liability is determined based on the expected future tax consequences resulting from differences between the financial reporting and tax bases of assets and liabilities.

LOSS PER SHARE: Loss per share for each of the years in the three-year period ended December 31, 1992 is calculated based on the weighted average number of the combined shares of both Class A and Class B Common Stock during the periods.

CONCENTRATION OF CREDIT RISK: The Company sells its products to customers in the healthcare industry, primarily in North America. Concentration of credit risk with respect to trade receivables is limited due to the size of the customer base and its dispersion. The Company performs on-going credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

FOREIGN CURRENCY TRANSLATION: The financial statements of the Company's foreign subsidiaries are translated into U.S. dollars in accordance with the provisions of SFAS No. 52, "Foreign Currency Translation." Assets and liabilities are translated at year-end exchange rates. Revenues and expenses are translated at the average exchange rate for each year. The resulting translation adjustments for each year are recorded as a separate component of stockholders' equity. All foreign currency transaction gains and losses are included in the determination of income and are not significant.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS: In December, 1992 the Company adopted the provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." This new standard requires that the expected cost of retiree health benefits be charged to expense during the years that the employees render service rather than the Company's past practice of recognizing these costs on a cash basis. The Company has elected to recognize this change in accounting on the immediate recognition basis. The cumulative effect of $49, as of December 31, 1992, was charged to 1992 operating results.

CHANGE IN FISCAL YEAR END: The Company elected in December 1992 to change its fiscal year end from the period ending Sunday nearest December 31 to a calendar year end.

RECLASSIFICATION: Certain reclassifications have been made to prior period financial statements to conform with current period presentation. The reclassifications have no effect on net income as previously reported.


NOTE 4 -- ASSETS HELD FOR SALE

       The Company's Camarillo, California property, the principal item included in assets held for sale at December 31, 1991, was sold on October 9, 1992. After consideration of the costs for postclosing environmental compliance activity, the Company recognized a $127 loss on the disposition of this property.



NOTE 5 -- SALE OF EUROPEAN OPERATIONS

       On October 4, 1991, the Company sold 85% of its wholly owned German subsidiary, Ortopedia GmbH, for approximately $19.6 million, while retaining a 15% interest in Ortopedia Holding GmbH, the new parent of Ortopedia GmbH.
Under the sale agreement, the Company received an option to purchase an additional 5% of Ortopedia under certain circumstances. As a result of the transaction, the Company recorded a $6.6 million gain in 1991. Cash proceeds from the sale were used to reduce $8.3 million of the Company's indebtedness to the Bank, and to reduce $3 million of indebtedness to BIL with the balance used to pay closing costs and to fund working capital requirements. The Company's remaining interest in Ortopedia GmbH was accounted for using the cost method. During December, 1992 the Company sold its remaining 15% interest in Ortopedia Holding GmbH for $1.5 million, at a loss of $240. These proceeds were used for general working capital purposes.

NOTE 6 -- DEBT

The Company's debt as of December 31, 1992 and 1991 is as follows:
                                                                                        1992             1991
                                                                                        ----             ----
     Bank Loan (net of FASB 15 adjustment)                                           $     --          $21,652
     Notes payable to BIL (1992 amount net of FASB 15 adjustment)                      29,292           13,178
     Loans from HSBC                                                                   15,093               --
     Other domestic debt                                                               10,258           14,408
     Foreign debt                                                                       3,912            4,930
                                                                                       ------           ------
           Total debt                                                                  58,555           54,168

     Less short-term debt and current installments of long-term debt                   55,204           25,640
                                                                                       ------           ------

           Long-term debt, net of current installments                               $  3,351          $28,528
                                                                                     --------          -------
                                                                                     --------          -------


Aggregate long-term debt maturities during each of the next five fiscal years follows:
                                              1994            $1,975
                                              1995               770
                                              1996               304
                                              1997               302
                                              1998               -0-
                                                              ------
                                                              $3,351


       The Company's primary domestic financing agreement with the Bank expired
as of December 31, 1989.   On August 30, 1991, the Company executed the
Agreement concerning the restructuring of its debt with the Bank. Under the provisions of the Agreement the payment of cash dividends to common stockholders is prohibited. The Bank Loan is secured by essentially all tangible and intangible assets of the Company, its principal subsidiary, Everest & Jennings, Inc., and the stock of the Company's other subsidiaries.
On October 4, 1991, the Company sold Ortopedia GmbH and repaid the Bank $8.3 million of its indebtedness. In November 1991, certain provisions of the Agreement with the Bank were amended. The amended Agreement obligated the Company to repay its indebtedness to the Bank by March 31, 1993. Additionally, if this indebtedness was reduced to $13 million or less by March 31, 1993, the payment of interest at the rate of 2.25% over prime would be waived from April 1, 1992 through March 31, 1993. In consideration for an extension of the payment due date, the Company agreed to issue a new class of voting convertible preferred stock to the Bank representing approximately 5% of the voting stock of the Company. As discussed in Note 1 to the Consolidated Financial Statements, on February 21, 1992, BIL purchased the Bank's Interest. The acquisition of the Bank Loan by BIL resulted in BIL acquiring the new class of voting Series B Convertible Preferred Stock (786,000 shares). As a condition of the HSBC $20 million revolving credit agreement, BIL has subordinated the repayment of the Bank Loan and the Amended 10.5% Note as defined below to the repayment of the HSBC debt. As of March 29, 1993, BIL agreed to extend the due date of the Bank Loan to June 30, 1993.

       In 1990 the Company borrowed $14.1 million from BIL for working capital purposes and to complete the acquisition of five wholly-owned subsidiaries (collectively, "Smith & Davis") of HUNTCO Manufacturing, Inc. On August 30, 1991, the Company entered into an agreement with BIL (the "Debt Restructure Agreement") to restructure this indebtedness. The restructuring combined the principal, accrued unpaid interest and certain expenses into two new notes, the first (which was unsecured) in the principal amount of $9.2 million at 9% interest (the "Amended 9% Note"), and the second (which was secured) in the principal amount of $6.9 million at 10.5% interest (the "Amended 10.5% Note"). In accordance with the Debt Restructure Agreement, on October 4, 1991 the Company sold Ortopedia GmbH and repaid BIL $3.0 million of the Amended 10.5% Note, reducing the balance to $3.9 million. On March 17, 1992, the Company's stockholders approved the conversion of the Amended 9% Note, including accrued interest, into approximately 5.9 million shares of 9% Series A Voting Convertible Preferred Stock, thereby repaying the Amended 9%
Note in its entirety. The remaining $3.9 million balance of the Amended 10.5% Note, plus accrued interest, was required by the terms of the Debt Restructure Agreement to be repaid by the earlier of April 1, 1993 or the date on which the Camarillo property was sold.

       On October 9, 1992 the Company sold its facility in Camarillo, California. Under the terms of the Debt Restructure Agreement, the Company was obligated to utilize the proceeds from this sale to repay $3 million of the Amended 10.5% Note with the balance to be applied against the Bank Loan. Accordingly, $3.0 million and $8.1 million, respectively, were repaid, leaving a balance of $14.6 million on the Bank Loan and a balance of $0.9 million on the Amended 10.5% Note. The due date of the Amended 10.5% Note has been extended by BIL to June 30, 1993.

       During 1992 BIL advanced the Company $25 million, of which $11 million was repaid from the proceeds of the HSBC loan, leaving a net balance of $14 million as of December 31, 1992. An additional $14 million was advanced on various dates through March 31, 1993, with a maturity date of one year after the date of each respective advance. The indebtedness to BIL carries an interest rate of 6.5% and is evidenced by various Promissory Notes. The first $15 million of these Promissory Notes provided for repayment upon the Company obtaining new financing. However, as noted earlier, only $11 million of this amount was actually repaid and BIL has amended, as of March 29, 1993, the terms of the $4 million balance to provide for a June 30, 1993 repayment date. The remaining $10 million of Promissory Notes outstanding at December 31, 1992 generally have a one year term and mature on various dates through December 30, 1993.

       During the fourth quarter of 1992, the Company accrued interest in the amount of approximately $1.3 million on the Bank Loan in anticipation of not being able to reduce the balance of the Bank Loan below $13 million by March 31, 1993, as subsequently extended to June 30, 1993. Current projections indicate that internal cash flow generation will not be sufficient to repay by June 30, 1993 the amount of the Bank Loan required to achieve the interest waiver.

       The Company has made a proposal to BIL to restructure certain indebtedness. In general, the restructuring proposal under consideration, which would be subject to applicable corporate approvals, contemplates converting the $14.6 million Bank Loan balance, the remaining $0.9 million of the Amended 10.5% Note and the $4 million balance of 1992 Promissory Notes plus accrued interest into Class A Common Stock (or Single Class Common Stock) at a price yet to be determined. Negotiations between the Company and BIL also contemplate providing the Company additional borrowing capacity to complete the restructuring. In order to properly evaluate this proposal as well as explore other financing alternatives, the Company and BIL have jointly retained a major investment banking firm. Upon review of such firm's recommendations by the Board of Directors, the Company and BIL may enter into negotiations to finalize a restructuring of the BIL indebtedness. While management believes that mutually satisfactory arrangements can be negotiated with BIL, no assurances can be made that the Company will be successful in such negotiations.

       In total, as of December 31, 1992, the Company owed BIL $29.3 million (net of $0.2 million in FASB 15 adjustments) at interest rates ranging from 6.5% to 10.5%. Interest expense related to BIL borrowings was $2,272, $1,096 and $1,462 during 1992, 1991 and 1990, respectively.

       On October 2, 1992, the Company finalized a new $20 million revolving credit agreement with HSBC. The unsecured agreement carries an interest rate at prime. Repayment of existing debt with BIL is subordinated to the HSBC debt, and Brierley Investments Limited, an affiliate of BIL, has guaranteed its repayment. Ten million dollars of the agreement is designated as a letter of credit to secure a 3.5% loan from Mercantile Bank under the State of Missouri MoBucks program, due in October, 1993. The proceeds from the MoBucks program were used to reduce debt to BIL. Additionally, the HSBC credit agreement was used to replace existing letters of credit ($4.3 million outstanding at December 31, 1992). As of December 31, 1992, $15.1 million was outstanding under this credit line, which, when added to the outstanding letters of credit above, are near the maximum amount of borrowings available under the HSBC credit agreement. According to its original terms, the total amount available under the HSBC agreement reduces from $20 million to $15 million on March 31, 1993 and borrowings allowed from BIL are limited to $23 million. Pursuant to an amendment dated March 30, 1993, HSBC has agreed to extend the $20 million of credit availability through the maturity date of the agreement (September 30, 1993) and has also increased the amount of borrowings allowed from BIL by $10 million.

       In July, 1991, the Company obtained a new three-year $13 million secured credit line at the interest rate of prime plus 3% for its Smith & Davis subsidiary. At December 31, 1992, the Company had borrowed $5.4 million under this line. In February, 1993 this credit line was amended to increase the availability of funding to the Company and reduce the borrowing cost to prime plus 2%. Additionally, Smith & Davis had other borrowings primarily consisting of amounts owed under certain industrial revenue bonds totaling $1.7 million at December 31, 1992, with interest rates ranging from 8% to prime plus 3%. These amounts are due at various semi-annual intervals through 1996.

       On May 12, 1992, the Company's Canadian operations renewed existing credit facilities in the aggregate of $5.1 million, on which $3.3 million was borrowed as of December 31, 1992 at interest rates ranging from prime plus 1/2% to prime plus 3/4%. The loans are secured by the net assets of the Canadian subsidiary.

       At December 31, 1992, the Company was contingently liable under existing letters of credit in the aggregate amount of approximately $4.3 million.


NOTE 7 -- ACQUISITION

       In March 1990, the Company completed the acquisition (the "Acquisition") of certain subsidiaries of HUNTCO Manufacturing, Inc., which comprise the operations of Smith & Davis. The purchase price consisted of $4.5 million paid in cash and the issuance of 984,000 shares of Class A Common Stock valued at $4.9 million.

       Smith & Davis, headquartered in St. Louis, Missouri, is engaged in the design, manufacturing, marketing and distribution of durable medical equipment, primarily homecare, nursing home and hospital beds, and oxygen therapy products.

       The Acquisition was accounted for as a purchase. The excess of the purchase price over the fair value of assets acquired and liabilities assumed has been allocated to goodwill. The amount allocated to goodwill was approximately $7.4 million which is being amortized over a period of 30 years.

       For purposes of financial statement presentation, the Acquisition has been accounted for as if it was completed on January 1, 1990 in accordance with the terms of the purchase agreement. Accordingly, the Company's consolidated financial statements for fiscal year 1990 include the results of operations of Smith & Davis for the entire year.

NOTE 8 -- TAXES ON INCOME

The components of income tax expense (benefit) from continuing operations for each of the years in the three year period ended December 31, 1992 are as follows:


                                                               1992             1991             1990
                                                               ----             ----             ----
     Current:
          Federal                                           $     --         $     --        $      --
          Foreign                                                107              303             (687)
          State                                               (1,786)             100               --
     Deferred:
          Federal                                                 --               --               --
          Foreign                                                (58)             (26)              31
          State                                                   --               --              300

                                                            --------         --------        ---------
                                                            $ (1,737)        $    377        $    (356)
                                                            --------         --------        ---------
                                                            --------         --------        ---------



A reconciliation of the provision (benefit) for taxes on income from continuing operations and the amount computed using the statutory federal income tax rate of 34% for each of the years in the three year period ended December 31, 1992 is as follows:

                                                               1992             1991             1990
                                                               ----             ----             ----
     Computed "expected" tax (benefit)                      $ (7,021)        $ (5,674)       $ (18,184)
     Increases (reductions) due to:
          State taxes, net of federal benefit                 (1,786)              66              300
          Foreign subsidiaries with different tax rates          (60)            (122)          (1,092)
          Domestic losses with no tax benefit                  7,130            6,107           18,620

                                                            --------         --------        ---------
                                                            $ (1,737)        $    377        $    (356)
                                                            --------         --------        ---------
                                                            --------         --------        ---------



       During 1992 the Company resolved certain disputed issues raised by the California Franchise Tax Board for the years 1975 through 1983. As a result of the agreement reached, assessments, including related accrued interest in the aggregate amount of approximately $1.8 million, were withdrawn by the Franchise Tax Board. Accordingly, this amount has been reflected as a credit to the 1992 income tax provision.

       The Company and certain subsidiaries file consolidated federal income and combined state franchise tax returns. For book purposes, as of December 31, 1992 the Company has a net operating loss ("NOL") carry-forward of approximately $113 million that expires in 1997 through 2008. For federal income tax purposes, as of December 31, 1992 the Company has a net operating loss carry-forward of approximately $101 million and tax credit carry-forwards of approximately $1 million that expire in 1997 through 2008. There is also a significant preacquisition net operating loss generated by Smith & Davis Manufacturing Co. in the amount of approximately $8 million. Such a loss would be available to reduce that company's future contribution to consolidated taxable income and would expire through 2004. However, the available loss will be limited in its application to approximately $600 per year.

       The Company's foreign source income is not material.

       The Company does not believe that the provisions of its debt restructuring with the Bank and BIL, as described in Note 6 to the Consolidated Financial Statements, will limit the Company's ability to utilize its tax NOL carry-forwards. However, such restructuring could serve to increase the likelihood that limitations could apply as a result of future changes in equity ownership in the Company.

       In February 1992, the FASB issued SFAS No. 109 "Accounting for Income Taxes" ("SFAS 109"). The new statement requires recognition of a deferred tax liability for taxable temporary differences and a deferred tax asset for deductible temporary differences, operating loss carry-forwards and tax credit carry-forwards. SFAS 109 requires the establishment of a valuation allowance reducing the deferred tax asset if it is more likely than not that all, or some portion, will not be realized. Adoption of SFAS 109 is required no later than the first quarter of 1993. The Company intends to adopt SFAS 109 in 1993. However, as the Company has not yet considered all the limitations on the expected future events which are considered in assessing the need for a valuation allowance, the effect on the Company's financial statements is not known or reasonably estimable at this time, although adoption of SFAS 109 is not believed to have a material impact on the consolidated financial statements.



NOTE 9 -- INVENTORIES

Inventories at December 31, 1992 and 1991 consist of the following:

                                           December 31             December 31
                                              1992                    1991
                                          -----------              -----------
          Raw materials                      $12,691                  $10,020
          Work-in-process                      6,682                    5,653
          Finished goods                       5,258                    8,451
                                              ------                  -------
                                             $24,631                  $24,124
                                             -------                  -------
                                             -------                  -------


       In 1991, the Company changed from the Last-in, First-out (LIFO) method of valuing inventory to the First-in, First-out (FIFO) method at its wheelchair subsidiary. The Company believes that the FIFO method of accounting for such inventories will result in a more appropriate presentation of financial position and results of operations. Due to the Company's weakened financial position resulting from substantial recurring losses in the past years, the Company has undertaken both financial and operational restructurings. In connection with these restructuring plans, the Company's current financial condition is of significant interest to shareholders, creditors, vendors, and other users of the Company's financial statements. Under the circumstances, the FIFO method of valuation is the preferable method because inventory is presented in the Company's balance sheet at values that more closely reflect its current worth. As a result of this change in accounting principle, inventories and retained earnings were increased by $4,002 at December 31, 1990. If the change had not been made, inventories would be lower and cumulative deficit would be higher by $2,802 at December 31, 1991 and the reported net loss for 1991 would have decreased by $1,200 or 13 cents a share. Financial statements of 1990 have been restated. The effects of the change on 1990 is an $848 increase in the Net Loss and $.09 increase in the Net Loss Per Share.

NOTE 10 -- COMMON AND PREFERRED STOCK

       The Company has two employee stock option plans that provide for the grant to eligible employees of stock options to purchase shares of common stock. The Everest & Jennings International Ltd. 1981 Employees Stock Option Plan expired in 1991. Options are exercisable over a ten-year period. Stock options were granted at prices which represent the fair market value of common stock on the date of grant. The combined changes in these stock option plans in each of the years in the three year period ended December 31, 1992 are summarized as follows:

                                                                          Year Ended December 31
                                                             -------------------------------------------
                                                               1992             1991             1990
                                                               ----             ----             ----
                 Outstanding, beginning of year              393,910          468,151          385,248
                 Granted                                          --               --          147,000
                 Exercised                                        --               --               --
                 Cancelled                                  (164,539)         (74,241)         (64,097)
                                                             -------          -------          -------
                 Outstanding, end of year                    229,371          393,910          468,151
                                                             -------          -------          -------
                                                             -------          -------          -------
                 Exercisable, end of year                    221,045          293,077          216,054
                                                             -------          -------          -------
                                                             -------          -------          -------


       Options outstanding as of December 31, 1992 were granted at prices ranging from $1.88 to $12.75 per share. As of December 31, 1992, 221,045 shares were exercisable in the price range of $1.88 to $12.75 per share.

       The above discussion and table does not include options to acquire approximately 800,000 shares of the Company's Class A Common Stock issuable to certain key employees pursuant to the Omnibus Incentive Plan, adopted by the Board of Directors during 1990 and approved by the stockholders on March 17, 1992. At December 31, 1992, 800,000 shares have been reserved for issuance pursuant to this plan, and 715,000 options were outstanding which were granted from 1990 through 1992 at prices ranging from $1.25 to $2.38.

       The Company's Class A Common Stock and Class B Common Stock have identical dividend rights with the exception that the Class A Common Stock is entitled to a $.025 per share additional dividend (the "Additional Dividend") for each quarter in respect of which a cash dividend is declared on the Class B Common Stock. After the Additional Dividend, the Class A Common Stock shares equally with the Class B Common Stock in all dividends and distributions. The Additional Dividend is non-cumulative and is subject to adjustment if the Company's Board of Directors declares a dividend on other than a quarterly basis. Provisions of existing loan agreements prohibit the Company from declaring dividends at the present time.

       Holders of Class A Common Stock are entitled to elect 25% of the Board of Directors (rounded up to the nearest whole number) so long as the number of outstanding shares of Class A Common Stock is at least 10% of the number of outstanding shares of both classes of Common Stock. Except as otherwise described for election of directors and except for class votes as required by law or the Company's Certificate of Incorporation, holders of common stock vote or consent as a single class on all matters, with each share of Class A Common Stock having one-tenth vote per share and each share of Class B Common Stock having one vote per share. Holders of the two classes of common stock vote as separate classes on any matter on which such a vote is required by applicable law or the Company's Certificate of Incorporation. Additionally, at the option of the holder of record, each share of Class B Common Stock is convertible at any time into one share of Class A Common Stock.

       On March 17, 1992, the stockholders of the Company approved a Plan of Reclassification. Under the Plan of Reclassification, the Certificate of Incorporation of the Company will be amended to replace the Company's authorized Class A Common Stock and Class B Common Stock with a new single class of Common Stock (the "Single Class Common Stock") having 25,000,000 authorized shares, and would reclassify each outstanding Class A Common share and each outstanding Class B Common share into one share of such new single class of Common Stock. The Plan of Reclassification provides that the Board of Directors may elect to abandon the Plan at any time prior to the time an amendment to the Company's Certificate of Incorporation to effect the Plan of Reclassification becomes effective. The Company currently plans to effect the Plan of Reclassification upon the first to occur of (a) effectiveness of a Registration Statement under the Securities Act of 1933 (the "1933 Act") registering the distribution of shares of the new Single Class Common Stock into which the outstanding Class A Common shares and the outstanding Class B Common shares of the Company are to be reclassified pursuant to the Plan of Reclassification or (b) a determination by the Company that such distribution is exempt from the registration requirements of the 1933 Act. The Company has requested that the Securities and Exchange Commission (the "SEC") issue a No-Action Letter confirming that the Company may effect the Plan of Reclassification without having to comply with the registration statement and prospectus delivery requirements of Section 5 of the 1933 Act based on the exemption available under Section 3(a)(9) of the 1933 Act with respect to securities exchanged by issuers exclusively with their existing stockholders. The SEC has requested that the Company provide certain additional information in support of its position that such exemption should apply, and the Company is in the process of doing so. A decision by the SEC is expected in the second quarter of 1993, and, assuming a favorable No-Action Letter is issued, the Plan of Reclassification is expected to become effective as soon thereafter as reasonably practicable. If the Plan of Reclassification becomes effective, the Company will have an unclassified Board of Directors. If such Plan becomes effective prior to the end of the terms of the Class A directors and Class B directors elected at the Annual Meeting, each such Director shall become an unclassified member of the Board of Directors for the balance of his or her term.

       At the March 17, 1992 meeting, the stockholders also approved a resolution to authorize a new class of preferred stock. Thereafter, approximately 5.9 million shares of 9% Series A Convertible Preferred Stock was issued for conversion of BIL debt and accrued interest as discussed in Note 6 to the Consolidated Financial Statements. Such preferred shares are redeemable into common stock on a one-for-one basis at the Company's option until the second anniversary of conversion of the debt, and thereafter the seventh anniversary of conversion into Common Stock on a one-for-one basis except for any in-kind dividends which would be redeemable at 150% of the market price at the time of conversion. The preferred shares are also redeemable for cash at the Company's option at a price of $1.67458437 per share until the second anniversary of conversion of the debt and thereafter the seventh anniversary of conversion to cash at a price of $1.67458437 per share except for in-kind dividends which would be redeemable at an amount equal to 150% of market price of the common stock as of the redemption date. Upon notice of redemption, the holder(s) of the preferred shares can convert such shares into shares of common stock on a one-for-one basis. Also as discussed in Note 6 to the Consolidated Financial Statements, a second series of preferred stock (Series B, consisting of 786,000 shares) was issued to BIL, which is redeemable at the Company's option into Common Stock on a one-for-one basis (except for any unpaid interest owed) at any time prior to the seventh anniversary of the issuance date of said preferred shares.

       Resolutions approved by the stockholders on March 17, 1992, resulted in an increase in the total shares outstanding, on a fully diluted basis, to 15.7 million and increased the percentage ownership of the Company by BIL and its affiliates from approximately 31% at December 31, 1991 to approximately 60% at December 31, 1992.

NOTE 11 -- EMPLOYEE BENEFIT PLANS

       The Company has a noncontributory defined benefit pension plan covering substantially all employees of its primary domestic subsidiary, Everest & Jennings, Inc. and two non-contributory defined benefit pension plans for the non-bargaining unit salaried employees ("Salaried Plan") and employees subject to collective bargaining agreements ("Hourly Plan") at its Smith & Davis subsidiary. The total pension expenses under these plans are $233, $297 and $2,662 for 1992, 1991 and 1990, respectively.

       The following table sets forth the status of these plans and the amounts recognized in the Company's Consolidated Financial Statements:


                                                              1992                1991
                                                              ----                ----
Actuarial present value of benefit obligations:
     Vested benefit obligation                              $ 15,813            $ 15,332
                                                            --------            --------
                                                            --------            --------
     Accumulated benefit obligation                         $ 15,978            $ 15,884
                                                            --------            --------
                                                            --------            --------
Projected benefit obligation for services
  rendered to date                                          $ 16,285            $ 16,073
Plan assets at fair value, primarily listed
  stocks, bonds and investment funds                          12,926              13,386
                                                            --------            --------
Projected benefit obligation
  in excess of plan assets                                    (3,359)             (2,687)
Unrecognized transition amount                                  (134)               (147)
Unrecognized net gain/(loss) from past
  experience different from that assumed                         410                (621)
                                                            --------            --------
Pension liability included in Accrued
  payroll costs                                             $ (3,083)           $ (3,455)
                                                            --------            --------
                                                            --------            --------
The pension cost relating to these plans
  is comprised of the following:
Pension expense:
                                                              1992                1991                1990
                                                              ----                ----                ----
     Service cost -- benefits earned during period          $    135            $    116            $    552
     Interest cost on projected benefit obligation             1,330               1,321               1,411
     Actual return on plan assets                               (771)             (2,190)               (200)
     Net amortization and deferral                              (461)              1,050                (732)
                                                            --------            --------
          Net periodic pension cost                         $    233            $    297            $  1,031
                                                            --------            --------            --------
                                                            --------            --------            --------


       Effective May 1, 1991, the Company froze the accruing of benefits under the Everest & Jennings, Inc. Pension Plan. The effect of this decision on the Company's December 31, 1990 consolidated financial statements was an increase in the Company's pension expense by $1,631, offset by a reduction in intangible assets of $830 and a reduction in the direct charge to equity of $801.

       Additionally, during 1991 the Company froze the Smith & Davis Hourly Plan and purchased participating annuity contracts to cover accumulated and projected benefit obligations. The Company has also frozen the Salaried Plan effective January 1, 1993. Participants in the plan are eligible to participate in the Company's 401(k) Savings and Investment Plan, as discussed below. There was no material impact on the consolidated financial statements as a result of these changes.

The following assumptions were used to determine the projected benefit obligations and plan assets:

                                                                                         Smith & Davis
                                                Everest & Jennings, Inc.      -----------------------------------
                                                          Plan                Salaried Plan           Hourly Plan
                                                 ---------------------        -------------          -------------
                                                      1992      1991          1992      1991         1992       1991
                                                      ----      ----          ----      ----         ----       ----
Weighted-average discount rate                        8.5%      9.0%          8.5%      9.0%         8.5%       9.0%
Expected long-term rate of return on assets           9.0%      9.0%         10.0%     10.0%        10.0%      10.0%
Long-term rate for compensation increases             5.0%      5.0%          6.0%      6.0%          ---        ---



       No long term rate for compensation increases was assumed for the Smith & Davis Hourly Plan, as all participants are inactive and the plan is frozen.

       The Company also sponsored a 401(k) Savings and Investment Plan (the "401(k) plan") covering all full-time non-union employees of Everest & Jennings, Inc. The 401(k) plan was extended as of January 1, 1993 to include participants in the Smith & Davis Salaried Plan. Contributions made by the Company to the 401(k) plan are based on a specified percentage of employee contributions up to 6% of base salary. Employees may contribute between 1% and 15% of base salary. Expense recorded for the 401(k) plan totaled $99 in 1992 and $40 in 1991.

NOTE 12 -- LEASE COMMITMENTS

       The Company is a party to a number of noncancelable lease agreements involving buildings and equipment. The leases extend for varying periods up to 10 years and generally provide for the payment of taxes, insurance and maintenance by the lessee. Certain of these leases have options to purchase at varying rates.

       The Company's property held under capital leases, included in Property, plant and equipment, at December 31, 1992 and 1991 consists of the following:


                                                           December 31      December 31
                                                               1992             1991
                                                               ----             ----
                 Machinery and equipment                      $2,658           $2,780
                 Less accumulated amortization                (2,270)          (2,432)
                                                               -----            -----
                                                              $  388           $  348
                                                              ------           ------
                                                              ------           ------



       Minimum future lease obligations on long-term noncancelable leases in effect at December 31, 1992 are as follows:


                                                              Capital        Operating
                                                              -------        ---------
                 1993                                         $1,060         $  2,667
                 1994                                            858            2,500
                 1995                                            592            2,270
                 1996                                              8            1,454
                 1997                                              0            1,522
                 Thereafter                                        0            3,408
                                                              ------           ------
                 Net minimum lease payments                    2,518          $13,821
                                                                              -------
                                                                              -------

                 Less amount representing interest              (878)
                                                              ------
                 Present value of minimum
                      lease payments                           1,640
                 Less current portion                           (623)
                                                              ------
                                                              $1,017
                                                              ------
                                                              ------



       Rental expense for operating leases amounted to approximately $2,416, $2,149 and $2,379 in 1992, 1991 and 1990, respectively.

NOTE 13 -- INDUSTRY SEGMENT AND OPERATIONS BY GEOGRAPHIC AREAS

       The Company operates in one industry segment, which is the durable medical equipment business. The Company's North American operations include operations in the United States, Canada and Mexico. The European operations were primarily in Germany. The following table sets forth certain financial information by geographic area for each of the years in the three year period ended December 31, 1992:


                                                                     Year Ended December 31,
                                                                     --------------------------------
                                                              1992             1991             1990
                                                              ----             ----             ----
                 Net sales, durable medical products:
                     North America
                         Wheelchairs                       $  65,420        $  81,569        $  88,750
                         Beds and Accessories                 36,125           31,953           36,394
                         Other                                 5,570            5,402            7,638
                                                             -------          -------          -------
                                                             107,115          118,924          132,782

                     Europe                                       --               --           76,929
                                                            --------         --------         --------
                                                            $107,115         $118,924         $209,711
                                                            --------         --------         --------
                                                            --------         --------         --------

                 Loss from continuing operations:
                     North America                          $(20,409)        $(24,476)        $(53,555)
                     Europe                                     (240)           7,789            1,483
                                                            --------         --------         --------
                                                            $(20,649)        $(16,687)        $(52,072)
                                                            --------         --------         --------
                                                            ---------        ---------        --------

                 Identifiable assets:
                     North America                           $69,459         $ 81,136         $ 98,064
                     Europe                                       --            1,785           14,598
                                                             -------          -------          -------
                                                            $ 69,459         $ 82,921         $112,662
                                                            --------         --------         --------
                                                            --------         --------         --------



       As described in Note 5 to the Consolidated Financial Statements, in October, 1991 the Company sold a majority interest in its Ortopedia GmbH subsidiary. This subsidiary's results of operations were consolidated and presented in the Consolidated Statement of Operations for the year ended December 31, 1990 (the date of the decision to dispose of Ortopedia). The remaining interest in Ortopedia Holding GmbH was sold in December, 1992.

       Export sales to unaffiliated customers by domestic operations in the United States are not significant. No single customer accounts for 10% or more of the consolidated revenues.

NOTE 14 -- CONTINGENT LIABILITIES

       In July 1989, a class action suit was filed against a subsidiary of the Company by six plaintiffs in the Superior Court for Alameda County, California. The plaintiffs assert claims based on strict liability, negligence, misrepresentations, fraud, breach of warranty and violation of various consumer statutes in connection with the subsidiary's manufacture of a certain wheelchair model. On June 27, 1991, the Superior Court certified the class action. On August 30, 1991 and as subsequently amended, the Company reached an agreement in principle to settle the litigation on terms considered not material to the Company's consolidated financial statements. The Company has recorded the expected costs of approximately $0.5 million relating to the settlement. Final settlement documentation in the form of a Judgment and Order of Dismissal was entered by the Superior Court on November 2, 1992, approving the agreed settlement. The Company is in the process of taking actions necessary to execute the agreed settlement.

       In July 1990, a class action suit was filed by a stockholder of the Company in the United States District Court for the Central District of California. The suit is against the Company and certain of its present and former directors and officers and seeks unspecified damages for alleged non-disclosure and misrepresentation concerning the Company in violation of federal securities laws. The Company twice moved to dismiss the complaint on various grounds. After the first such motion was granted, plaintiff filed a first amended complaint, which subsequently was dismissed by order filed on September 20, 1991. Plaintiff then notified the court that it did not intend to further amend the complaint, and an order dismissing the complaint was entered in November 1991. Plaintiff filed a notice of appeal to the Court of Appeals for the Ninth Circuit on December 23, 1991. The case has been fully briefed and it is expected that oral argument will be scheduled within the second quarter of 1993. The Company continues to believe the case is without merit and intends to contest the asserted complaints vigorously. The ultimate liability, if any, cannot be determined at this time.

       In December, 1992 ICF Kaiser Engineers, Inc. ("ICF Kaiser") filed a Demand for Arbitration (the "Demand") against the Company before the American Arbitration Association in Los Angeles, California. ICF Kaiser in its demand claims breach of contract between the parties for consulting and clean up work by ICF Kaiser at E&J's former facilities located at 3233 East Mission Oaks Boulevard, Camarillo, California. The Arbitration Demand is in the sum of $1.1 million. In January, 1993 an answer and counter-claim were filed on behalf of the Company. The answer denies breach of the contract and disputes the monetary claim asserted in the Demand. In the counterclaim, the Company asserts that ICF Kaiser breached the contract, above referenced, by inter alia failing to perform the services required under the Agreement in a reasonably cost effective manner and in accordance with the terms and conditions of the Agreement. The matter is currently scheduled for hearing by the appointed arbitrators commencing July 12, 1993. In February, 1993 E&J made a payment without prejudice to ICF Kaiser in the sum of approximately $0.6 million. This payment, together with prior payments, brings the total paid to date by the Company to ICF Kaiser to approximately $0.7 million. The entirety of the charges by ICF Kaiser are disputed as unreasonable under the circumstances and the Company intends to vigorously defend its position. The Company has recorded an appropriate reserve to reflect this matter and does not consider the amount to be material to the Company's consolidated financial statements.

       Die Cast Products, Inc. ("Die Cast Products"), a former subsidiary of the Company, has been named as a defendant in a lawsuit filed by the State of California pursuant to the Comprehensive Environmental Response, Compensation and Liability Act 42 U.S.C. Section Section 9601 et sec ("CERCLA"). The Company was originally notified of this action on December 10, 1992. The lawsuit seeks to recover response and remediation costs in connection with the release or threatened release of hazardous substances at 5619-21 Randolph Street, in the City of Commerce, California ("Randolph Street Site"). It is alleged that the Randolph Street Site was used for the treatment, storage and disposal of hazardous substances. The Company anticipates being named as a defendant as a result of its former ownership of Die Cast Products, which allegedly disposed of hazardous waste materials at the Randolph Street Site. Investigation with respect to potential liability of the Company is in the early stages. Issues to be addressed include whether the Company will be responsible for the disposals made by Die Cast Products; whether Die Cast Products actually sent hazardous waste materials to the Randolph Street Site; the nature, extent and costs of the ultimate cleanup required by the State of California; the share of that cleanup which may ultimately be allocated to Die Cast and/or the Company; and the extent to which insurance coverage may be available for any costs which may eventually be assigned to the Company. Remedial investigations performed on behalf of the State of California at the Randolph Street Site have disclosed soil and groundwater contamination.
Through October, 1992, the State had incurred response and oversight costs of approximately $2.2 million. Until the Company has seen and reviewed the Remedial Investigation and Feasibility Study, which is being prepared, and until additional investigation and factual and legal analysis is completed, the Company cannot quantify either the potential cleanup costs for the Randolph Street Site or the share of that cleanup which may ultimately be borne by the Company.

       In March, 1993, Everest & Jennings, Inc. ("EJI") received a notice from the United States Environmental Protection Agency ("EPA") regarding an organizational meeting of generators with respect to the Casmalia Resources Hazardous Waste Management Facility ("Casmalia Site") in Santa Barbara County, California. The EPA alleges that the Casmalia Site is an inactive hazardous waste treatment, storage and disposal facility which accepted large volumes of commercial and industrial wastes from 1973 until 1989. In late 1991, the Casmalia Site owner/operator abandoned efforts to actively pursue site permitting and closure and is currently conducting only minimal maintenance activities. The EPA estimates that the Casmalia Site's closure trust fund, approximately $10 million, is substantially insufficient to cover cleanup and closure of the site. Since August, 1992, the EPA has undertaken certain interim stabilization actions to control actual or threatened releases of hazardous substances at the Casmalia Site. The EPA is seeking cooperation from generators to assist in the cleaning up, and closing of, the Casmalia Site.
EJI and 64 other entities were invited to the organizational meeting. The EPA has identified EJI as one of the larger generators of hazardous wastes transported to the Casmalia Site. Investigation with respect to potential liability of EJI is in the early stages. Issues to be addressed include whether EJI actually sent the volume of hazardous wastes to the Casmalia Site as alleged by the EPA; the nature, extent and costs of the ultimate cleanup and closure required by the EPA; the share of such costs which may ultimately be allocated to EJI; and the extent to which insurance coverage may be available for any costs allocated or assigned to EJI. Until additional investigation and factual and legal analysis are completed, EJI cannot quantify either the potential cleanup and closure costs for the Casmalia Site or the share of the cleanup and closure costs which may ultimately be borne by EJI.

       The Company and its subsidiaries are parties to other lawsuits and other proceedings arising out of the conduct of its ordinary course of business, including those relating to product liability and the sale and distribution of its products. While the results of such lawsuits and other proceedings cannot be predicted with certainty, management does not expect that the ultimate liabilities, if any, will have a material adverse effect on the consolidated financial position or results of operations of the Company.



NOTE 15 -- SUPPLEMENTARY INCOME STATEMENT INFORMATION

       The following items of expense have been charged to cost of sales and operating expenses of continuing operations in each of the years in the three year period ended December 31, 1992:

                                                                   1992             1991             1990
                                                                   ----             ----             ----
Maintenance and repair costs                                     $  763             $935           $2,646
Advertising costs                                                 1,822              971            3,165

       Other expenses not disclosed elsewhere are less than one percent of the consolidated revenues and, therefore, are not separately reported in the table above.

NOTE 16 -- QUARTERLY FINANCIAL INFORMATION

       The following chart sets forth the highlights of the quarterly consolidated results of operations in fiscal years 1992 and 1991:

                                                         Three Months Ended (Unaudited)
                                           --------------------------------------------------------
                                           March 31        June 30     September 30     December 31       Year
                                           --------        -------     ------------     -----------       ----
           Fiscal year 1992
           ----------------
           Revenues                         $29,713        $30,492         $22,742        $24,168       $107,115
           Gross profit                       8,345          9,289           5,293          3,265         26,192
           Net loss                          (2,077)          (639)         (5,461)(a)    (10,735)(b)    (18,912)(a,b)
           Loss per share                     (.23)          (.07)           (.60)         (1.17)         (2.07)


           Fiscal year 1991 (c)
           ----------------
           Revenues                         $29,377        $30,588         $28,561       $30,398        $118,924
           Gross profit                       9,660         10,014           8,040         10,934         38,648
           Net loss                          (1,306)          (114)         (1,488)       (14,156)(d)    (17,064)(d)
           Loss per share                     (.14)          (.01)           (.16)         (1.56)         (1.87)




  (a) Includes a $2.5 million restructuring charge for incremental costs associated with item (d) above.

  (b) Includes an additional $2.7 million restructuring charge for incremental costs associated with (d) above and approximately $1.3 million of accrued interest recorded in anticipation of not being able to reduce the balance of the Bank Loan below $13 million by March 31, 1993, as subsequently extended to June 30, 1993 (see Note 6, "Debt").

  (c) In the fourth quarter of 1991 the Company changed its method of determining the cost of inventories at its Camarillo, California manufacturing facility to the FIFO method from the LIFO method used in prior years. The new method of accounting has been applied retroactively and financial statements of prior years and quarters have been restated.

 (d) Includes a $18.5 million restructuring charge to provide for costs associated with the planned closure and relocation of the Company's principal domestic wheelchair manufacturing operation and consolidation of its international headquarters from Camarillo, California to St. Louis, Missouri.

                                   SIGNATURE


       Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.




                                        EVEREST & JENNINGS INTERNATIONAL LTD.
                                        (Registrant)



Date:  February 14, 1994                By /s/ Joseph A. Newcomb
                                        Joseph A. Newcomb
                                        Executive Vice President