Form 10-Q/A
period 1993-09-30
EVEREST & JENNINGS INTERNATIONAL LTD
filed 1994-02-16
CIK 33837

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A      Amendment 1


   X      Quarterly Report pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934


               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1993
                                       or
 Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934
            For the transition period from __________ to ___________

                         Commission File Number: 0-3585
                     EVEREST & JENNINGS INTERNATIONAL LTD.
             (Exact name of registrant as specified in its charter)


        DELAWARE                                             95-2536185
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

         1100 CORPORATE SQUARE DRIVE, ST. LOUIS, MISSOURI        63132
             (Address of principal executive offices)          (Zip Code)

       Registrant's telephone number, including area code:  314-995-7000

                         PART I:  FINANCIAL INFORMATION



ITEM 1.   FINANCIAL STATEMENTS

  The consolidated financial statements included herein have been prepared by the management of Everest & Jennings International Ltd. (the "Company") without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to state fairly the data included herein in accordance with generally accepted accounting principles for interim financial information have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands except per-share data)



                                                                THREE MONTHS ENDED SEPTEMBER 30
                                                                -------------------------------
                                                                    1993                1992
                                                                    ----                ----
                                                                          (Unaudited)
Revenues                                                         $   23,458          $   22,742
Cost of sales                                                        17,746              17,449
                                                                 ----------          ----------
Gross profit                                                          5,712               5,293

Selling expenses                                                      7,280               6,556
General and administrative expenses                                   1,986               2,209
Restructuring expenses (Note 1)                                         ---               2,500
                                                                 ----------          ----------

Total operating expenses                                              9,266              11,265
                                                                 ----------          ----------



Loss from operations                                                (3,554)             (5,972)

Interest  expense, BIL (Note 5)                                         761                 200
Interest expense, other                                                 904                 494
                                                                 ----------          ----------



Loss before income taxes                                            (5,219)             (6,666)

Income tax provisions (benefits)                                         17             (1,205)
                                                                 ----------          ----------


Net loss                                                         $  (5,236)          $  (5,461)
                                                                 ----------          ----------
                                                                 ----------          ----------


Loss per share (Note 6)                                            $(.57)              $(.60)
                                                                   ------              ------
                                                                   ------              ------


Weighted average number of Common
Shares outstanding                                                9,194,000          9,146,000





              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands except per-share data)



                                                                 NINE MONTHS ENDED SEPTEMBER 30
                                                                 ------------------------------
                                                                    1993                1992
                                                                    ----                ----
                                                                          (Unaudited)
Revenues                                                         $   71,734          $   82,947
Cost of sales                                                        53,826              60,020
                                                                 ----------          ----------
Gross profit                                                         17,908              22,927

Selling expenses                                                     19,317              20,248
General and administrative expenses                                   9,917               7,683
Restructuring expenses (Note 1)                                         ---               2,500
                                                                 ----------          ----------
Total operating expenses                                             29,234              30,431
                                                                 ----------          ----------

Loss from operations                                               (11,326)             (7,504)

Interest expense, BIL (Note 5)                                        2,175                 313
Interest expense, other                                               2,341               2,175
                                                                 ----------          ----------

Loss before income taxes                                           (15,842)             (9,992)

Income tax provisions (benefits)                                        208             (1,815)
                                                                 ----------          ----------

Net loss                                                         $ (16,050)          $  (8,177)
                                                                 ----------          ----------
                                                                 ----------          ----------

Loss per share (Note 6)                                           $(1.75)              $(.89)
                                                                  -------              ------
                                                                  -------              ------

Weighted average number of Common
Shares outstanding                                                9,162,000          9,146,000





              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                     ASSETS

                                                                     SEPTEMBER 30       DECEMBER 31
                                                                         1993               1992
                                                                       --------         -----------
                                                                     (Unaudited)
CURRENT ASSETS:
Cash                                                                 $     180          $     145
Accounts receivable, less allowance for doubtful
 accounts of $3,685 in 1993 and $3,505 in 1992                          21,471             20,000
Inventories (Note 8)                                                    26,948             24,631
Other current assets                                                     5,436              4,196
                                                                    ----------         ----------
Total current assets                                                    54,035             48,972
                                                                    ----------         ----------


PROPERTY, PLANT AND EQUIPMENT:
Land                                                                       470                442
Buildings and improvements                                               6,765              6,677
Machinery and equipment                                                 19,014             16,112
                                                                    ----------         ----------
                                                                        26,249             23,231

Less accumulated depreciation and amortization                          13,007             11,848
                                                                    ----------         ----------
Property, plant and equipment, net                                      13,242             11,383


INTANGIBLE ASSETS, NET (Note 10)                                         6,522              6,696


OTHER ASSETS                                                             1,638              2,408
                                                                    ----------         ----------

TOTAL ASSETS                                                        $   75,437         $  69,459
                                                                    ----------         ----------
                                                                    ----------         ----------


              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements

                          CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands except per-share data)

                     LIABILITIES AND STOCKHOLDERS' DEFICIT



                                                                     SEPTEMBER 30       DECEMBER 31
                                                                         1993               1992
                                                                       --------         -----------
                                                                     (Unaudited)
CURRENT LIABILITIES:
Short-term borrowings from BIL (Note 5)                             $   67,300         $   29,292
Short-term borrowings, and current installments of long-term
  debt of $1,952 in 1993 and $1,637 in 1992 (Note 5)                    18,381             25,912
Accounts payable                                                         7,260             16,782
Accrued payroll costs                                                    8,143              7,624
Accrued interest, BIL (Note 5)                                           4,453              2,278
Accrued expenses and income taxes (Note 7)                               7,802              8,361
Accrued restructuring expenses (Note 1)                                  1,656              6,047
                                                                    ----------         ----------

Total current liabilities                                              114,995             96,296
                                                                    ----------         ----------

LONG-TERM DEBT, NET OF CURRENT PORTION (Note 5)                          7,808              3,351

OTHER LONG-TERM LIABILITIES                                                552                610

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' DEFICIT:
Series A Convertible Preferred Stock (Note 5)                           10,174             10,174
Series B Convertible Preferred Stock (Note 5)                            1,317              1,317
Class A Common Stock, par value: $.01;
authorized 10,000,000 shares; (Note 9)                                      68                 68
Class B Common Stock, convertible, par value: $.01;
authorized 10,000,000 shares; (Note 9)                                      24                 24
Additional paid-in capital                                              43,708             43,708
Accumulated deficit                                                  (102,550)           (85,585)
Cumulative translation adjustments                                       (659)              (504)
                                                                    ----------         ----------

Total stockholders' deficit                                           (47,918)           (30,798)
                                                                    ----------         ----------

TOTAL LIABILITIES AND STOCKHOLDERS'
  DEFICIT                                                           $   75,437         $   69,459
                                                                    ----------         ----------
                                                                    ----------         ----------



              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1993
                                  (Unaudited)
                             (Dollars in thousands)


                                                      Series A                                 Series B
                                                    Convertible                              Convertible
                                                   Preferred Stock                          Preferred Stock
                                                -----------------------                  ---------------------
                                                Shares           Amount                  Shares           Amount
                                                ------          -------                 -------          -------
Balance at December 31, 1992                 6,075,419          $10,174                 786,357           $1,317

Common Stock issued                               --               --                      --               --

Pay-in-kind dividends
on Series A Convertible
Preferred Stock                                   --               --                      --               --

Net loss                                          --               --                      --               --

Translation adjustments                           --               --                      --               --
                                              --------           ------                 -------            -----

Balance at September 30, 1993                6,075,419          $10,174                 786,357           $1,317
                                             ---------          -------                 -------           ------
                                             ---------          -------                 -------           ------

                                                      Class A                                   Class B
                                                    Common Stock                              Common Stock
                                                    ------------                              ------------
                                               Shares            Amount                  Shares            Amount
                                               -------           -------                 -------           -------
Balance at December 31, 1992                   6,792,852              $68                 2,353,427            $24

Common Stock issued                               53,333              --                        --              --

Pay-in-kind dividends
on Series A Convertible
Preferred Stock                                     --                --                        --             --

Net loss                                            --                --                        --             --

Translation adjustments                             --                --                        --             --
                                               ---------          -------                ----------           ----

Balance at September 30, 1993                  6,846,185              $68                 2,353,427            $24
                                               ---------          -------                ----------           ----
                                               ---------          -------                ----------           ----

                                                 Additional                                         Cumulative
                                                   Paid-in             Accumulated                  Translation
                                                   Capital               Deficit                    Adjustments           Total
                                                   -------             -----------                  -----------           -----
Balance at December 31, 1992                   $43,708                $(85,585)                   $(504)                  $(30,798)

Common Stock issued                                --                        --                       --                        --


Pay-in-kind dividends
on Series A Convertible
Preferred Stock                                    --                      (915)                      --                      (915)

Net loss                                           --                   (16,050)                      --                   (16,050)

Translation adjustments                            --                        --                     (155)                     (155)
                                               --------              ----------                 --------                 ---------

Balance at September 30, 1993                   $43,708               $(102,550)                   $(659)                 $(47,918)
                                               --------              ----------                 --------                 ---------
                                               --------              ----------                 --------                 ---------


  The accompanying Notes are an integral part of these Consolidated Financial Statements

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                      NINE MONTHS ENDED SEPTEMBER 30
                                                                      ------------------------------
                                                                           1993             1992
                                                                           ----             ----
                                                                                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                              $ (16,050)       $  (8,177)
 Adjustment to reconcile net loss to cash
     used in operating activities:
   Depreciation and amortization                                           1,296            2,209
   Gain on disposal of real estate and fixed assets                          ---              (47)

CHANGES IN OPERATING ASSETS AND LIABILITIES:
 Accounts receivable                                                      (1,471)            4,588
 Inventories                                                              (2,317)            (849)
 Accounts payable                                                         (9,522)            (190)
 Accrued interest, BIL                                                      2,175          (1,734)
 Accrued payroll costs, expenses and income taxes                           (955)            (680)
 Accrued restructuring expenses                                           (4,391)          (7,182)
 Other, net                                                                 (470)          (1,198)
                                                                       ----------       ----------
 Cash used in operating activities                                       (31,705)         (13,260)
                                                                       ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                     (2,960)          (2,028)
                                                                       ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Advances from BIL                                                         37,795           17,000
 Increase in short-term and long-term borrowings, net                     (2,861)          (2,486)
 Changes in other long-term liabilities                                      (58)            (236)
                                                                      ----------       ----------
 Cash provided by financing activities                                     34,876           14,278
                                                                       ----------       ----------
Effect of exchange rate changes on cash flow                               (176)             (88)
                                                                      ----------       ----------
Increase/(decrease) in cash balance                                           35          (1,098)
Cash balance at beginning of year                                            145            1,132

                                                                      ----------       ----------

Cash balance at end of the nine-month period                          $      180       $       34
                                                                      ----------       ----------
                                                                      ----------       ----------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid for interest                                                $    2,078       $    1,329
 Cash paid for income taxes                                                   303               28

SUPPLEMENTAL INFORMATION FOR NONCASH FINANCING ACTIVITIES:
  On March 17, 1992, $9,797 of debt and accrued interest payable to BIL (Far East Holdings) Limited was converted into 5,850,380 shares of Series A Convertible Preferred Stock.

              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands except per-share data)


NOTE 1 -- CORPORATE RESTRUCTURING

  Since 1989 the Company has incurred substantial financial losses in a continuing effort to restructure its operations with the objective of becoming a stronger long-term competitor in the durable medical equipment industry. Restructuring activities to date have included asset sales, significant reductions in headcount, salaries and fringe benefits, plant closures and consolidations, product line rationalization, debt to equity conversion and outsourcing of manufacturing operations. Additionally, in 1992 the Company relocated its corporate headquarters and principal wheelchair manufacturing operations from Camarillo, California to St. Louis, Missouri. The relocation facilitated the consolidation of corporate offices and other key administrative, sales/marketing, and technical functions with existing Company operations in the St. Louis area. In October, 1993, the Company transferred its data operations from California to Missouri, which signified the final step in the Company's relocation from California to Missouri.

  The accompanying financial statements have been prepared under the going concern concept. The going concern concept anticipates an entity will continue in its present form and, accordingly, uses the historical cost basis to prepare financial statements. The Company has incurred substantial restructuring and recurring losses and has a substantial net capital deficiency at September 30, 1993. As described more fully in Note 5 below, the Company also has a current obligation to repay $67.3 million to BIL, excluding accrued unpaid interest due BIL of $4.5 million. As described in Note 4 below, the Company and BIL have agreed, subject to approval by the Company's stockholders, to the conversion of a substantial amount of the indebtedness owed BIL to equity in the Company.


NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Significant accounting policies followed for the three-month and nine-month periods ended September 30, 1993 are the same as those disclosed in the Notes to the Company's December 31, 1992 Consolidated Financial Statements, which were included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, except that effective January 1993, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes". Details of this change in accounting are disclosed in Note 7 to the Consolidated Financial Statements. All dollar amounts in these Notes to Unaudited Consolidated Financial Statements are in thousands except per-share data or as otherwise specified. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of (a) the consolidated results of operations for the three-month and nine-month periods ended September 30, 1993 and 1992;
(b) the consolidated financial position at September 30, 1993 and December 31, 1992; and (c) the consolidated cash flows for the nine month periods ended September 30, 1993 and 1992 have been made. Certain reclassifications have been made to prior period financial statements to conform with current period presentation.


NOTE 3 -- PROPOSED ACQUISITION OF MEDICAL COMPOSITE TECHNOLOGY, INC.

  The Company and BIL have entered into an Exchange Agreement and Plan of Merger, dated as of October 22, 1993 (the "Merger Agreement"), with Medical Composite Technology, Inc. ("MCT") and certain stockholders of MCT. The Merger Agreement sets forth the terms and conditions under which MCT will merge (the "Merger") with and into a wholly-owned subsidiary of the Company. The Merger Agreement provides for a tax-free stock for stock exchange between the stockholders of MCT and the Company, which will be accounted for using the purchase method. The outstanding shares of common stock and preferred stock of MCT will be converted into

8,000,000 Common shares of the Company, assuming that the Company does not have more than 104,000,000 Common shares outstanding after consummation of the Debt Conversion Transaction (as described in Note 4 below). There is an anti-dilution adjustment to maintain the number of Common shares issued in the exchange equal to 7.7% of the Company's outstanding Common shares after consummation of the Debt Conversion Transaction. The closing of the transaction is subject to the satisfaction or waiver of numerous conditions, including, but not limited to, the approval by the Company's stockholders of the Debt Conversion Transaction and the Recapitalization Proposals (as described in Note 4 below).

  MCT, a company still in the development stage, had sales of approximately $0.5 million and a net loss of $2.4 million for the fiscal year ended December 31, 1992. Sales for the nine months ended September 30, 1993 approximated $0.7 million with net losses of approximately $2.0 million.


NOTE 4 -- DEBT RESTRUCTURING

  As of September 30, 1993, the Company, Everest & Jennings, Inc. ("E&J Inc."), Jennings Investment Co. and BIL entered into a Debt Conversion Agreement to provide for the conversion (the "Debt Conversion Transaction") of approximately $75 million in principal and accrued, unpaid interest (the "Converted BIL Debt"), owed by the Company and E&J Inc. to BIL pursuant to the Agreement (as defined in Note 5), the Amended 10.5% Note (as defined in Note 5), and the Interim Loans (as defined in Note 5). Pursuant to the Debt Conversion Agreement, (a) the Company and E&J Inc. issued to BIL a Convertible Promissory Note -- Common Stock (the "Common Stock Note") in the initial principal amount of $45 million and a Convertible Promissory Note -- Preferred Stock (the "Preferred Stock Note") in the original principal amount of $20 million; (b) BIL agreed to lend to E&J Inc. $5.7 million to allow E&J Inc. the ability to repay the outstanding balance of cash advances owed by E&J Inc. to HSBC under the terms of a Revolving Credit Agreement dated as of September 30, 1992, as amended (the "Revolving Credit Agreement"), between E&J Inc. and HSBC; (c) Brierley Investments Limited, an affiliate of BIL, agreed to guarantee a letter of credit facility ("Letter of Credit Facility") between E&J Inc. and HSBC (or an alternative commercial lending institution) in an amount not exceeding $6 million through and including June 30, 1995; (d) BIL, as guarantor of the obligations of E&J Inc. under the Revolving Credit Agreement, agreed to an amendment of the Revolving Credit Agreement whereby cash advances of up to $10 million were made available for E&J Inc.'s working capital needs; (e) the Company and E&J Inc. agreed to indemnify (the "Indemnification Obligation") BIL from and against any and all losses arising out of BIL's guarantee of the Letter of Credit Facility and the Revolving Credit Agreement; (f) BIL agreed to lend to the Company and E&J Inc. up to $12.5 million pursuant to the terms of the Revolving Promissory Note; (g) BIL and the Company and E&J Inc. entered into a Security Agreement (the "Security Agreement") pursuant to which the Company and E&J Inc. granted a security interest in all of their assets to BIL to secure on a pari passu basis the obligations of the Company and E&J Inc. to BIL under the Common Stock Note, the Preferred Stock Note, the Revolving Promissory Note and the Indemnification Obligation; and (h) the Company and BIL entered into a Registration Rights Agreement pursuant to which the Company granted to BIL registration rights with respect to shares of Common Stock held as of the date of the Registration Rights Agreement and shares of Common Stock obtained by BIL as a result of the conversion of the Common Stock Note and Series C Preferred Stock issuable upon conversion of the Promissory Stock Note. E&J Inc. used $10 million under the Revolving Credit Agreement to repay a $10 million loan from Mercantile Bank on October 8, 1993. This loan was collateralized by a $10 million letter of credit issued by HSBC under the Revolving Credit Agreement. Due to such loan repayment, E&J Inc. has no further cash availability under the Revolving Credit Agreement.

  The Company anticipates holding a Special Meeting of Stockholders prior to March 31, 1994, to ratify and approve the Debt Conversion Transaction. Concurrent with ratification and approval of the Debt Conversion Transaction, the Company's stockholders will be asked to approve and adopt amendments to the Company's Certificate of Incorporation to increase the number of authorized shares of Common stock from 25,000,000 to 120,000,000 and to increase the number of authorized shares of Preferred Stock from 11,000,000 to 31,000,000 (the "Recapitalization Proposals").

  BIL has agreed, upon stockholder approval of the Debt Conversion Transaction and the Recapitalization Proposals, to advance to E&J Inc. $10 million to pay HSBC the cash advance made by it to E&J Inc. under the Revolving Credit Agreement. Such advance by BIL to E&J Inc. would result in an increase in the principal amount of the Common Stock Note from $45 million to $55 million.

  The Common Stock Note matures on March 31, 1994, bears interest at the rate of 8% per annum from and after March 31, 1994, and is secured by a lien on and security interest in all assets of the Company and E&J Inc. on a pari passu basis with the repayment and other obligations of the Company and E&J Inc. under the Preferred Stock Note, the Revolving Promissory Note and the Indemnification Obligation. The Common Stock Note is subordinated to all debt borrowed by the Company or E&J Inc. from, or the payment of which has been guaranteed by the Company or E&J Inc. to, HSBC, the Pension Benefit Guaranty Corporation, Congress Financial Corporation and any other financial institution constituting a principal lender to the Company and/or E&J Inc.

  The Common Stock Note is convertible into a number of shares of Common stock equal to the outstanding principal balance of that Note at conversion divided by a stated conversion price ($1.00 per share, subject to antidilution adjustment). The Common Stock Note automatically will convert in full upon satisfaction of all of the following conditions: (a) ratification of the Debt Conversion Transaction by the stockholders of the Company; (b) approval and adoption of the Common Stock Amendment and the Preferred Stock Amendment by the stockholders of the Company; (c) the filing and effectiveness of an amendment to the Company's Certificate of Incorporation to effect the Common Stock Amendment and the Preferred Stock Amendment; (d) adoption by the Board of Directors of resolutions to designate the Series C Preferred Stock and the filing and effectiveness of a Certificate of Designations of the Series C Preferred Stock (the "Series C Certificate of Designations"); (e) reservation of a sufficient number of shares of Series C Preferred Stock for issuance on conversion of the Preferred Stock Note; (f) reservation of a sufficient number of Common shares for issuance on conversion of the Common Stock Note and the Series C Preferred Stock issued on conversion of the Preferred Stock Note; and
(g) approval for listing on the American Stock Exchange of the Common shares issuable on conversion of the Common Stock Note and the Series C Preferred Stock issued on conversion of the Preferred Stock Note. The Common Stock Note is not convertible until each of the foregoing conditions has been satisfied.

  The Preferred Stock Note matures on March 31, 1994, bears interest at the rate of 8% per annum from and after March 31, 1994, and is secured by a lien on and security interest in all assets of the Company and E&J Inc. on a pari passu basis with the repayment and other obligations of the Company and E&J Inc. under the Common Stock Note, the Revolving Promissory Note and the Indemnification Obligation. The Preferred Stock Note is subordinated to all debt borrowed by the Company or E&J Inc. from, or the payment of which has been guaranteed by the Company or E&J Inc. to, HSBC, the Pension Benefit Guaranty Corporation, Congress Financial Corporation and any other financial institution constituting a principal lender to the Company and/or E&J Inc.


  The Preferred Stock Note is convertible into a number of shares of Series C Preferred Stock equal to the outstanding principal balance of that Note at conversion divided by a stated conversion price ($1.00 per share, subject to antidilution adjustment). The Series C Preferred Stock is convertible into shares of Common stock on a one-for-one basis. The Preferred Stock Note automatically will convert in full upon satisfaction of all of the following conditions: (a) ratification of the Debt Conversion Transaction by the stockholders of the Company; (b) approval and adoption of the Common Stock Amendment and the Preferred Stock Amendment by the stockholders of the company;
(c) the filing and effectiveness of an amendment to the Company's Certificate of Incorporation to effect the Common Stock Amendment and the Preferred Stock Amendment; (d) adoption by the Board of Directors of resolutions to designate the Series C Preferred Stock and the filing and effectiveness of a Certificate of Designations of the Series C Preferred Stock (the "Series C Certificate of Designations"); (e) reservation of a sufficient number of shares of Series C Preferred Stock for issuance on conversion of the Preferred Stock Note; (f) reservation of a sufficient number of Common shares for issuance on conversion of the Common Stock Note and the Series C Preferred Stock issued on conversion of the Preferred Stock Note; and

(g) approval for listing on the American Stock Exchange of the Common shares issuable on conversion of the Common Stock Note and the Series C Preferred Stock issued on conversion of the Preferred Stock Note. The Preferred Stock Note is not convertible until each of the foregoing conditions has been satisfied.

NOTE 5 -- DEBT

  The Company's debt as of September 30, 1993 and December 31, 1992 is as follows:


                                                                                            SEPTEMBER 30    DECEMBER 31
                                                                                                 1993         1992
                                                                                                 ----         ----

   Notes payable to BIL (1992 amount net of FASB 15 adjustment) (1) (2)                      $   67,300       $   29,292
   Loan payable to Mercantile Bank                                                               10,000           10,000
   Loan payable to HSBC                                                                             ---            5,093
   Other domestic debt                                                                           11,101           10,258
   Foreign debt                                                                                   5,088            3,912
                                                                                                -------           ------
                 Total debt                                                                      93,489           58,555

   Less short-term debt and current installments of long-term debt                               85,681           55,204
                                                                                                -------           ------

                Long-term debt, net of current installments                                  $    7,808       $    3,351
                                                                                             ----------       ----------
                                                                                             ----------       ----------

(1) Excludes accrued, unpaid interest of $4.5 million and $2.3 million, respectively, due BIL.

(2) On September 30, 1993, the outstanding debt payable to BIL of $67.3 million and $4.5 million of accrued, unpaid interest was restructured by the issuance of the Common Stock Note for $45.0 million, the Preferred Stock Note for $20.0 million and the Revolving Promissory Note for $6.8 million.


  On August 30, 1991, the Company executed a First Amended and Restated Credit Agreement (the "Agreement") concerning the restructuring of its debt ("the Bank Loan") with Security Pacific National Bank (the "Bank"). Under the provisions of the Agreement the payment of cash dividends to common stockholders is prohibited. The Bank Loan is secured by essentially all tangible and intangible assets of the Company, its principal subsidiary, Everest & Jennings, Inc., and the stock of the Company's other subsidiaries. On October 4, 1991, the Company sold Ortopedia GmbH and repaid the Bank $8.3 million of its indebtedness. In November, 1991, certain provisions of the Agreement with the Bank were amended. The amended Agreement obligated the Company to repay its indebtedness to the Bank by March 31, 1993. Additionally, if this indebtedness was reduced to $13 million or less by March 31, 1993, the payment of interest at the rate of 2.25% over prime would be waived from April 1, 1992 through March 31, 1993. The Company agreed to issue a new class of voting convertible preferred stock to the Bank representing approximately 5% of the voting stock of the Company. In order to facilitate the relocation process by the Company from California to Missouri, on February 21, 1992, BIL acquired all of the Bank's rights (the "Bank Interest") in the Agreement. In connection with the acquisition by BIL of the Bank Interest, BIL agreed to (a) permit the Company to consolidate its U.S. manufacturing facilities, corporate headquarters and administrative functions in St. Louis, Missouri; (b) permit the Company to borrow additional funds and to obtain letters of credit from a lender other than BIL as necessary for consolidation and for working capital; and (c) release or subordinate its security interests under the Agreement to allow the Company to obtain financing from a third party lender for working capital and to effect and facilitate the consolidation of operations and corporate headquarters in St. Louis, Missouri. The acquisition of the Bank Loan by BIL resulted in BIL acquiring the new class of voting Series B Convertible Preferred Stock (786,000 shares). As a condition of the HSBC Revolving Credit Agreement, BIL has subordinated the repayment of the Bank Loan and the Amended 10.5% Note as defined below to the repayment of the HSBC debt. As of March 31, 1993, BIL extended the March 31, 1993 Bank Loan due date to June 30, 1993. As of June 30, 1993, BIL agreed to extend the due date of the Bank Loan to September 30, 1993. As of September 30, 1993, the Bank Loan was restructured as part of the Debt Conversion Transaction.

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

  On October 9, 1992 the Company sold its facility in Camarillo, California. Under the terms of the Debt Restructure Agreement, the Company was obligated to utilize the proceeds from this sale to repay $3 million of the Amended 10.5% Note with the balance to be applied against the Bank Loan. Accordingly, $3.0 million and $8.1 million, respectively, were repaid, leaving a balance of $0.9 million on the Amended 10.5% Note and a balance of $14.6 million on the Bank Loan. The due date of the Amended 10.5% Note was previously extended by BIL to June 30, 1993, and then subsequently to September 30, 1993. As of September 30, 1993, the Amended 10.5% Note was restructured as part of the Debt Conversion Transaction.

  During 1992 BIL advanced the Company $25 million, of which $11 million was repaid from the proceeds of the HSBC loan, leaving a net balance of $14 million as of December 31, 1992. An additional $31.1 million was advanced on various dates through September 30, 1993, with a maturity date of one year after the date of each respective advance. The indebtedness to BIL carries an interest rate of 6.5% and is evidenced by various Promissory Notes. The first $15 million of these Promissory Notes provided for repayment upon the Company obtaining new financing. However, as noted earlier, only $11 million of this amount was repaid and BIL has amended the terms of the $4 million balance to provide for a September 30, 1993 repayment date. The due date had previously been extended to June 30, 1993. The remaining $41.1 million of Promissory Notes outstanding at September 30, 1993 generally have a one year term and mature on various dates through September 30, 1994. The advances described above in this paragraph are hereinafter referred to as "Interim Loans". As of September 30, 1993, the Interim Loans were restructured as part of the Debt Conversion Transaction.

  During September, 1993, the Company borrowed $6.8 million, which, as of September 30, 1993, was an advance under the Revolving Promissory Note. On November 8, 1993, the Company additionally borrowed $2.0 million under the Revolving Promissory Note, bringing the total borrowings under such Note to $8.8 million.

  During 1992 and the first nine months of 1993, the Company accrued interest in the amount of $1.3 million and $0.8 million, respectively, on the Bank Loan in anticipation of not being able to reduce the balance of the Bank Loan below $13 million by the original and extended due dates. Additionally, $0.4 million was accrued on the Amended 10.5% Note through September 30, 1993, and $2.0 million was accrued on the Interim Loans, for total accrued interest due BIL as of September 30, 1993 of $4.5 million.

  On September 30, 1992, E&J Inc. entered into the $20 million unsecured Revolving Credit Agreement with HSBC. Advances under the Revolving Credit Agreement bear interest at the prime rate announced by Marine Midland Bank, N.A. from time to time. Repayment of existing debt with BIL is subordinated to the HSBC debt, and Brierley Investments Limited, an affiliate of BIL, has guaranteed its repayment. Ten million dollars of the agreement was designated as a letter of credit to secure a 3.5% loan from Mercantile Bank under the State of Missouri MoBucks program, which loan was due in October, 1993 ("MoBucks Loan"). The proceeds from the MoBucks Loan were used to reduce debt to BIL. Additionally, the HSBC facility was used to replace then existing letters of credit, fund restructuring expenses and for working capital purposes.

  In September, 1993, the outstanding HSBC loan balance of $5.7 million was paid off utilizing a cash advance provided by BIL under the Revolving Promissory Note. Furthermore, as of September 30, 1993, HSBC and E&J Inc. agreed to amend the Revolving Credit Agreement and extend its term for approximately one year. The HSBC facility, as amended, provides up to $6 million letter of credit availability and, additionally, cash advances of up to $10 million to E&J Inc. E&J Inc., on October 8, 1993, repaid the $10 million loan from Mercantile Bank by utilizing $10 million of cash advances from the HSBC facility.

  BIL has agreed, upon stockholder approval of the Debt Conversion Transaction and the Recapitalization Proposals, to advance to E&J Inc. $10 million to pay HSBC the cash advance made by it under the Revolving Credit Agreement. Such advance by BIL to E&J Inc. would result in an increase in the principal amount of the Common Stock Note from $45 million to $55 million.

  In connection with the proposed MCT acquisition, a total of $1.0 million was advanced by the Company to MCT during the month of September. The first of two installments of $500,000 was a nonrefundable cash advance. The second is evidenced by a term loan of $500,000 which matures on September 30, 1994. Subsequent to the execution of the Merger Agreement, during November, 1993, the Company advanced another $500,000 to MCT. All of the above advances were funded to the Company by BIL and constituted borrowings under the Revolving Promissory Note.

  As of September 30, 1993, the Company entered into the Debt Conversion Agreement (see Note 4 above) with BIL whereby $65 million of the indebtedness represented by the Bank Loan, the Amended 10.5% Note and the Interim Loans (collectively, the "Converted BIL Debt") was restructured by the issuance of the Common Stock Note and the Preferred Stock Note (see Note 4 above). The balance of the indebtedness owed BIL ($6.8 million) which was not converted into the Common Stock Note and the Preferred Stock Note was treated as advances under the Revolving Promissory Note.

  As part of the Debt Conversion Transaction, BIL agreed to provide to the Company and E&J Inc. a revolving credit facility of up to $12.5 million, as evidenced by the Revolving Promissory Note. As of September 30, 1993, $6.8 million had been advanced to the Company and E&J Inc. by BIL under the Revolving Promissory Note. The Revolving Promissory Note matures on June 30, 1995, bears interest at the rate of 8% per annum, and is secured by a lien on and security interest in all assets of the Company and E&J Inc. on a pari passu basis with the repayment and other obligations of the Company and E&J Inc. under the Common Stock Note, the Preferred Stock Note and the Indemnification Obligation. The Revolving Promissory Note is subordinated to all debt borrowed by the Company or E&J Inc. from, or the payment of which has been guaranteed by the Company or E&J Inc. to, HSBC, the Pension Benefit Guaranty Corporation, Congress Financial Corporation and any other financial institution constituting a principal lender to the Company and/or E&J Inc.

  In July, 1991, the Company obtained a three-year $13 million secured credit facility at an interest rate of prime plus 3% for its Smith & Davis subsidiary. The facility is secured by substantially all of the assets of Smith & Davis.
At September 30, 1993, the Company had borrowed $4.4 million under this line. In February, 1993 this credit line was amended to increase the availability of funding to the Company and reduce the borrowing cost to prime plus 2%. Additionally, Smith & Davis had other borrowings primarily consisting of amounts owed under certain industrial revenue bonds totaling $1.7 million at September 30, 1993, with interest rates ranging from 8% to prime plus 3%.
These amounts are due at various semi-annual intervals through 1996.

  On May 12, 1992, the Company's Canadian operations renewed existing credit facilities in the aggregate of $4.9 million, on which $4.1 million was borrowed as of September 30, 1993 at interest rates ranging from prime plus 1/2% to prime plus 3/4%. The loans are secured by the net assets of the Canadian subsidiary.

  At September 30, 1993, the Company was contingently liable under existing letters of credit in the aggregate amount of approximately $3.7 million.

NOTE 6 -- LOSS PER SHARE

  Loss per share for the three-month and nine-month periods ended September 30, 1993 and 1992 is calculated based on the weighted average number of the combined shares of both Class A and Class B Common Stock during the periods.


NOTE 7 -- TAXES ON INCOME

  In January 1993, the Company adopted SFAS 109, "Accounting for Income Taxes". SFAS 109 utilizes an asset and liability approach in accounting for income taxes and requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. Since it is unlikely that the Company will realize the future tax benefits of the deferred tax asset related to its substantial net operating losses, a valuation allowance has been established for the full amount and thus the adoption of SFAS 109 has no impact on the consolidated financial statements of the Company.

  The Company's foreign source income is not material.


NOTE 8 -- INVENTORIES

  Inventories at September 30, 1993 and December 31, 1992 consist of the following:

                                    SEPTEMBER 30       DECEMBER 31
                                        1993              1992
                                    ------------       -----------
         Raw materials                 $11,835           $12,691
         Work-in-process                 8,662             6,682
         Finished goods                  6,451             5,258
                                       -------           -------
                                       $26,948           $24,631
                                       -------           -------
                                       -------           -------


NOTE 9 -- COMMON STOCK

  On March 17, 1992, the stockholders of the Company approved a Plan of Reclassification. Under the Plan of Reclassification, the Certificate of Incorporation of the Company will be amended to replace the Company's authorized Class A Common Stock and Class B Common Stock with a new single class of Common Stock (the "Single Class Common Stock") having 25,000,000 authorized shares, and will reclassify each outstanding Class A Common share and each outstanding Class B Common share into one share of Single Class Common Stock. As all conditions precedent to the effectiveness of the Plan of Reclassification have occurred, the Company anticipates that the Plan will be effective by the end of November, 1993. Upon the effectiveness of the Plan, the Company will have an unclassified Board of Directors and each Class A Director and Class B Director elected at the most recent Annual Meeting will become an unclassified member of the Board of Directors for the balance of his or her term.


NOTE 10 -- INTANGIBLE ASSETS, NET

  Management of the Company is in the process of reviewing the recoverability and useful life of the Goodwill recorded pursuant to the Smith & Davis acquisition. Such goodwill is valued at approximately $6.5 million at September 30, 1993. This review may result in a partial or full impairment of the asset.

NOTE 11 -- CONTINGENT LIABILITIES

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

  In July, 1990, a class action suit was filed by a stockholder of the Company in the United States District Court for the Central District of California.
The suit is against the Company and certain of its present and former directors and officers and seeks unspecified damages for alleged non-disclosure and misrepresentation concerning the Company in violation of federal securities laws. The Company twice moved to dismiss the complaint on various grounds. After the first such motion was granted, plaintiff filed a first amended complaint, which subsequently was dismissed by order filed on September 20, 1991. Plaintiff then notified the court that it did not intend to further amend the complaint, and an order dismissing the complaint was entered in November 1991. Plaintiff filed a notice of appeal to the Court of Appeals for the Ninth Circuit on December 23, 1991. The case has been briefed and oral argument was heard in June, 1993. A decision is expected shortly. The Company continues to believe the case is without merit and intends to contest the asserted complaints vigorously. The ultimate liability, if any, cannot be determined at this time.

  In December, 1992 ICF Kaiser Engineers, Inc. ("ICF Kaiser") filed a Demand for Arbitration (the "Demand") against the Company before the American Arbitration Association in Los Angeles, California. ICF Kaiser in its demand claims breach of contract between the parties for consulting and clean up work by ICF Kaiser at the Company's former facilities located at 3233 East Mission Oaks Boulevard, Camarillo, California. The Arbitration Demand is in the sum of $1.1 million. In January, 1993 an answer and counter-claim were filed on behalf of the Company. The answer denies breach of the contract and disputes the monetary claim asserted in the Demand. In the counterclaim, the Company asserts that ICF Kaiser breached the contract, above referenced, by inter alia failing to perform the services required under the Agreement in a reasonably cost effective manner and in accordance with the terms and conditions of the Agreement. In February, 1993 the Company made a payment without prejudice to ICF Kaiser in the sum of approximately $0.6 million. This payment, together with prior payments, brings the total paid to date by the Company to ICF Kaiser to approximately $0.7 million. The entirety of the charges by ICF Kaiser are disputed as unreasonable under the circumstances and the Company intends to vigorously defend its position. The Company has recorded an appropriate reserve to reflect this matter and does not consider the amount to be material to the Company's consolidated financial statements. The arbitration hearing commenced in July, 1993 and is currently ongoing.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1993

  The following table summarizes operating results of the Company for the three months ended September 30, 1993 and 1992 (dollars in millions):

                                                                THREE MONTHS ENDED SEPTEMBER 30
                                                           ------------------------------------------
                                                                  1993                      1992
                                                           -----------------         ----------------
                                                            AMOUNT        %          AMOUNT       %
                                                            ------       ---         ------      ---
            Revenues                                          $23.4      100         $22.7       100
            Cost of sales                                      17.7       76          17.4        77
                                                             -------     ----       -------     ----
            Gross profit                                        5.7       24           5.3        23
            Operating expenses                                  9.3       40          11.3        50
                                                             -------     ----       -------     ----
            Operating loss                                     (3.6)     (16)         (6.0)      (27)
            Interest expense                                    1.6        6           0.7         3
                                                             -------     ----       -------     ----
            Loss before income taxes                           (5.2)     (22)         (6.7)      (30)
            Income tax provisions (benefits)                   --         --          (1.2)       (5)
                                                             -------     ----       -------     ----
            Net loss                                         $ (5.2)     (22)       $ (5.5)      (25)
                                                             -------     ----       -------     ----
                                                             -------     ----       -------     ----


  Third quarter, 1993 revenues of $23.4 million increased $0.7 million or 3% from 1992. Wheelchair sales of $16.8 million in the third quarter, 1993 increased $2.0 million or 14% from the third quarter, 1992. Domestic delivery problems related to the relocation of the Company's primary domestic manufacturing facility from Camarillo, California to St. Louis, Missouri had a negative impact on third quarter, 1992 sales.

  Sales of Smith & Davis homecare beds in the third quarter of 1993 decreased $0.6 million or 17% from the third quarter of 1992; sales of institutional beds in the third quarter of 1993 decreased $0.4 million or 10% from the third quarter of 1992, for an aggregate decrease in bed sales for the third quarter of 1993 of 15% from the comparable period in the prior year. This decrease is a result of competitive pressures and uncertainty in the durable medical equipment market related to the potential impact of health care reform programs to be enacted by the Clinton administration. In management's opinion, the decrease in Smith & Davis' institutional bed sales in the third quarter of 1993 was representative of conditions in the institutional durable medical equipment market as a whole. Sales of Smith & Davis oxygen concentrator products in the third quarter of 1993 decreased $0.3 million or 34% from the comparable period of the prior year due to a reduction in purchases by the largest oxygen concentrator customer.

  Total Company gross profit increased $0.4 million from $5.3 million in the third quarter of 1992 to $5.7 million in the third quarter of 1993. As a percentage of sales, gross profit increased from 23% in the third quarter of 1992 to 24% in the third quarter of 1993. The increase in gross profit and in gross profit as a percentage of sales reflects improvement in the Company's manufacturing efficiency, offset by continued price competition in the markets for the Company's wheelchair, bed and oxygen concentrator products.

  Operating expenses decreased $2.0 million or 18% from $11.3 million in the third quarter of 1992 to $9.3 million in the third quarter of 1993. The decrease is due primarily to $2.5 million of restructuring expense which was recorded in the third quarter of 1992. Third quarter, 1993 operating expenses also reflect a one time $0.3 million charge for writing off the Company's investment in a foreign joint venture.

  Interest expense of $1.6 million in the third quarter of 1993 increased from the comparable period in the prior year due to increased debt levels and as a result of the accrual of interest recorded in anticipation of not being able to reduce the balance of the Bank Loan below $13 million by September 30, 1993, as extended (see Note 5 to the Unaudited Consolidated Financial Statements in Item
1).

  In January 1993, the Company adopted the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). The adoption of SFAS 109 did not have an impact on the consolidated financial statements (see Note 7 to the Unaudited Consolidated Financial Statements in Item 1).

   The income tax benefits of $1.2 million in the third quarter of 1992 reflect the settlement of certain disputed items with the California Franchise Tax Board.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1993

  The following table summarizes operating results of the Company for the nine months ended September 30, 1993 and 1992 (dollars in millions):

                                                                 NINE MONTHS ENDED SEPTEMBER 30
                                                             ---------------------------------------
                                                                  1993                      1992
                                                             ----------------         ---------------
                                                             AMOUNT        %          AMOUNT       %
                                                             ------       ---         ------      ---
            Revenues                                          $71.7       100         $82.9       100
            Cost of sales                                      53.8        75          60.0        72
                                                             ------       ---        ------       ---
            Gross profit                                       17.9        25          22.9        28
            Operating expenses                                 29.2        41          30.4        37
                                                             ------       ---        ------       ---
            Operating loss                                    (11.3)      (16)         (7.5)       (9)
            Interest expense                                    4.5         6           2.5         3
                                                             ------       ---        ------       ---
            Loss before income taxes                          (15.8)      (22)        (10.0)      (12)
            Income tax provisions (benefits)                    0.2        --          (1.8)       (2)
                                                             ------       ---        ------       ---
            Net loss                                         $(16.0)      (22)       $ (8.2)      (10)
                                                             ------       ---        ------       ---
                                                             ------       ---        ------       ---


  Revenues for the nine months ended September 30, 1993 decreased $11.2 million or 14% to $71.7 million from the comparable period in the prior year. Wheelchair sales of $50.6 million in the first nine months of 1993 decreased $5.2 million or 9% from the comparable period in the prior year. The relocation of the Company's primary domestic manufacturing facility from Camarillo, California to St. Louis, Missouri and the related production and delivery problems and declining orders negatively impacted sales in the first and second quarters of 1993. However, the domestic wheelchair order rate has gradually increased throughout the first three quarters of 1993, and on-time deliveries have improved throughout 1993 to the point where the Company had fewer than a dozen past due wheelchair orders at the end of October, 1993.

  Sales of Smith & Davis homecare beds in the first nine months of 1993 decreased $1.5 million or 14% from the first nine months of 1992; sales of institutional beds in the first nine months of 1993 decreased $2.6 million or 21% from the first nine months of 1992, for an aggregate decrease in bed sales for the first nine months of 1993 of 18% from the comparable period in the prior year. This decrease is primarily a result of ongoing price competition and uncertainty in the durable medical equipment market related to the potential impact of health care reform programs to be enacted by the Clinton administration. In management's opinion, the decrease in Smith & Davis' institutional bed sales through the third quarter of 1993 was representative of conditions in the institutional durable medical equipment market as a whole. Sales of Smith & Davis oxygen concentrator products through the third quarter of 1993 decreased $1.9 million or 51% through the comparable period of the prior year due to a reduction in purchases by the largest oxygen concentrator customer.

  Total Company gross profit decreased $5.0 million or 22% from $22.9 million in the first nine months of 1992 to $17.9 million in the first nine months of 1993. The decrease in gross profit reflects the decrease in sales, manufacturing inefficiency experienced in the wheelchair operations, and continued price competition in the markets for the Company's wheelchairs, bed and oxygen concentrator products. Gross profit was also adversely affected by a $1.0 million charge to reserve for excess and obsolete inventory, which arose due to the Company discontinuing certain wheelchair models.

  As a percentage of sales, gross profit decreased from 28% for the first nine months of 1992 to 25% in the first nine months of 1993. This decrease reflects increased price competition and production problems experienced during 1992.

  Operating expenses decreased $1.2 million from $30.4 million in the first nine months of 1992 to $29.2 million in the first nine months of 1993. This decrease is primarily due to $2.5 million of restructuring expense which was recorded in the third quarter of 1992, offset by a $0.3 million charge for writing off a foreign joint venture during the third quarter of 1993 and an additional $0.7 million charge for the closure of the Camarillo facility recorded in the second quarter of 1993. The closure of this facility was delayed by the slower-than- anticipated implementation of the computer system in St. Louis.

  Interest expense of $4.5 million in the first nine months of 1993 increased from the comparable period in the prior year due to increased debt levels and as a result of the accrual of interest recorded in anticipation of not being able to reduce the balance of the Bank Loan below $13 million by September 30, 1993, as extended (see Note 5 to the Unaudited Consolidated Financial Statements in Item 1).

  In January 1993, the Company adopted the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). The adoption of SFAS 109 did not have an impact on the consolidated financial statements (see Note 7 to the Unaudited Consolidated Financial Statements in Item 1).

  The income tax benefits of $1.8 million in the first nine months of 1992 reflect the settlement of certain disputed items with the California Franchise Tax Board.


LIQUIDITY AND CAPITAL RESOURCES

  The Company's primary sources of liquidity are cash provided from operations, borrowings and cash on hand. At September 30, 1993 and December 31, 1992, the Company had $0.2 million and $0.1 million in cash, respectively. At September 30, 1993, total debt of $93.5 million was $34.9 million higher than the $58.6 million in debt at December 31, 1992. The increase was primarily due to Interim Loans from BIL during the first nine months of 1993 to fund the restructuring and relocation expenses accrued in prior periods and for operating needs.

  On September 30, 1992 the Company entered into the $20 million Revolving Credit Agreement with HSBC. Proceeds from this credit facility were used to repay $11 million of existing Interim Loans, to fund restructuring expenses, to replace existing letters of credit and for working capital purposes. The repayment of this facility was guaranteed by Brierley Investments Limited, an affiliate of BIL. The facility would not have been made available to the Company without such guaranty. Prior to September 30, 1993, the Company had borrowed close to the maximum available under the HSBC credit facility. According to its original terms, the total amount available under the facility was to reduce from $20 million to $15 million on March 31, 1993. Pursuant to an amendment dated as of March 30, 1993, HSBC agreed to maintain the total amount available under the facility at $20 million through the expiration date of the facility, September 30, 1993. In September, 1993, the outstanding HSBC loan balance of $5.7 million was paid off utilizing a cash advance provided by BIL under the Revolving Promissory Note. Furthermore, as of September 30, 1993, HSBC and E&J Inc. agreed to amend the Revolving Credit Agreement and extend its term for approximately one year. The HSBC facility, as amended, provides to E&J Inc. up to $6 million letter of credit availability and up to $10 million of cash advances. On

October 8, 1993, E&J Inc. repaid the $10 million loan from Mercantile Bank by utilizing $10 million of cash advances from the HSBC facility.

  On October 9, 1992, the Company repaid $8.1 million of the Bank Loan and $3.0 million of the Amended 10.5% Note indebtedness with the proceeds from the sale of the Camarillo property. Additionally, on October 14, 1992, the Company repaid $11 million of the 1992 Interim Loans with a portion of the proceeds from the $20 million HSBC credit facility. However, the Company was unable to repay $4.0 million of the 1992 Interim Loans. Such Promissory Notes were due and payable on the date that the Company closed the HSBC credit facility.
Also, the Company was unable to repay the remaining $14.6 million balance on the Bank Loan as required by March 31, 1993 or reduce the balance below $13 million to obtain interest forgiveness. Accordingly, during 1992 and the first nine months of 1993, the Company accrued interest in the aggregate amount of approximately $1.3 million and $0.8 million, respectively, on the Bank Loan.

  As of September 30, 1993, under the debt agreements with BIL and HSBC, the Company was obligated to repay approximately $67.3 million and $10.0 million, respectively, at various dates as described below.


                                         As of 9/30/93    As of 12/31/92
                                            Balance        Balance
   Debt Agreement                          $ millions     $ millions             Repayment Date
   --------------                          ----------     ----------             --------------
Bank Loan                                    $14.6          $14.6                September 30, 1993
FASB 15 Adjustment                            --             (0.2)
                                            -----           -----
       Subtotal                               14.6           14.4
Amended 10.5% Note                             0.9            0.9               September 30, 1993
Interim Loans (1992 Advances                   4.0            4.0               September 30, 1993
   through 9/11/92)
Interim Loans (1992 Advances                  10.0           10.0               Various dates in the fourth quarter, 1993;
   9/12/92 through 12/31/92)                                                    generally one year maturities

Interim Loans (1993 Advances                  37.8           --                 Various dates in the first,
   through 9/30/93)                                                             second and third through quarters, 1994; generally
                                            -----           -----               one  year maturities

       Subtotal Due BIL                       67.3 (1)       29.3
HSBC Revolving Credit Agreement (2)          ---              5.1               September 30, 1994
Mercantile Bank                               10.0           10.0               October 8, 1993
Accrued, unpaid interest due BIL               4.5 (1)        2.3               Same date as the corresponding debt
                                                                                agreement
                                             -----          -----
       TOTAL                                 $81.8          $46.7
                                             -----          -----
                                             -----          -----


(1) Effective September 30, 1993, the date of the Debt Conversion Transaction, the debt to BIL was restructured by the Company issuing the following:

                                                       9/30/93 Balance
                                                          $ millions
                                                          ----------
                          Common Stock Note                  45.0
                          Preferred Stock Note               20.0
                          Revolving Promissory Note           6.8
                                                             ----
                                 TOTAL                      $71.8
                                                            -----
                                                            -----


(2) Excludes approximately $3.7 million and $4.9 million committed with respect to outstanding letters of credit at September 30, 1993 and December 31, 1992, respectively.

  As of September 30, 1993, the Company entered into the Debt Conversion Agreement with BIL whereby $65 million of the indebtedness represented by the Converted BIL Debt (i.e., the Bank Loan, the Amended 10.5% Note and the Interim Loans) was restructured by the issuance of the Common Stock Note and the Preferred Stock Note. The balance of the BIL indebtedness ($6.8 million) which was not converted into the Common Stock Note and the Preferred Stock Note was treated as advances under the Revolving Promissory Note. See Note 4 to the Unaudited Consolidated Financial Statements in Item 1 for a detailed discussion of the Debt Conversion Transaction.

  As part of the Debt Conversion Transaction, BIL agreed to provide to the Company and E&J Inc. a revolving credit facility of up to $12.5 million, as evidenced by the Revolving Promissory Note. As of September 30, 1993, $6.8 million had been advanced to the Company and E&J Inc. by BIL under such Note.

  BIL has agreed, upon stockholder approval of the Debt Conversion Transaction and the Recapitalization Proposals, to advance to E&J Inc. $10 million to pay HSBC the cash advances made by it to E&J Inc. under the Revolving Credit Agreement. Such advance by BIL to E&J Inc. would result in an increase in the principal amount of the Common Stock Note from $45 million to $55 million.

  In July, 1991, the Company obtained a three-year $13 million secured credit line for its Smith & Davis subsidiary which is secured by substantially all of the subsidiary's assets. In February, 1993 this credit line was amended to increase the availability of funding to the Company and reduce the borrowing costs thereunder. At September 30, 1993 Smith & Davis had borrowed $4.4 million under this line. The Company's Canadian operation has existing credit facilities in the aggregate of $4.9 million, on which $4.1 million was borrowed as of September 30, 1993.

  Accordingly, at September 30, 1993 the Company owed $22.4 million to banks and other commercial lenders, $3.8 million under capitalized lease obligations, and $67.3 million to BIL.

  During November, 1993, the Company required $2.0 million of additional financing to fund its operating requirements, advances to MCT, and previously accrued restructuring expenses. This additional funding has been provided to the Company by BIL, bringing the total advances under the Revolving Promissory Note to $8.8 million as of November 8, 1993, out of an available line of credit of $12.5 million. The Company expects to need additional financing at least through the end of the fourth quarter 1993.

  The proposed acquisition of MCT (see Note 3 to the Unaudited Consolidated Financial Statements in Item 1) is reflective of the Company's commitment to new product development. MCT develops, designs, manufactures and markets state-of-the-art durable medical equipment, including wheelchairs and other medical mobility products and assistive devices. MCT has developed proprietary products with significant competitive advantages in the areas of performance, aesthetics, durability and cost. MCT's products utilize advanced composite materials to achieve differentiated, aesthetically pleasing shapes while providing mechanical properties that are superior to those of most current mobility and assistive products, almost all of which are constructed of metal. The Company believes that the acquisition of MCT will enable it to expand its product line into the ultra-lightweight wheelchair and related products markets.

  As of September 30, 1993, the Company has advanced $1.0 million to MCT for use in the ordinary course of its business in two installments of $500,000 each, the first of which is nonrefundable and the second of which is evidenced by a term loan maturing on September 30, 1994. The Company has also committed in the Merger Agreement to advance additional funds for working capital needs as necessary to MCT, which amounts shall not exceed $2.5 million for the period commencing October 22, 1993 and ending March 31, 1994. $500,000 was advanced in November, 1993, pursuant to the foregoing sentence. If the Merger does not occur, the Merger Agreement sets out the circumstances and the terms under which the advances described in the preceding two sentences are to be repaid. To meet its obligations to MCT as described herein, the Company will be relying on cash provided from operations, borrowings and cash on hand.

  The Company's 1993 year to date revenues and operating results have been adversely impacted by ongoing price competition, liquidity constraints and the relocation in 1992 of the Company's primary domestic wheelchair manufacturing facility from California to Missouri. The loss of customer confidence stemming from long lead times and shipping delays due to start-up inefficiencies and inventory imbalances in St. Louis manufacturing operations is expected to adversely impact revenues, operating income and cash flow at least through the end of 1993. Management has developed and implemented a plan it believes will correct the Company's problems with manufacturing and shipment delays.
However, order rates, margins and market share must increase, production and operating costs must be reduced and customer confidence must be restored in the very near term if the Company is to generate the cash flow necessary to fund its operations on a continuing basis and to achieve profitability. With respect to its bed products, the Company anticipates, for the remainder of the year, severe price and product competition; however, the market demand for these products may improve once a national health care reform plan is enacted.

  The Company will attempt to fulfill its cash requirements through additional financing from BIL or other external sources. Although no assurances can be given that the Company will be able to obtain additional financing, if additional funding is obtained, management believes that the Company will be able to meet its cash operating requirements at its existing Missouri, Canadian and Mexican operations.

  Management believes that the Company's domestic and international manufacturing capacity is sufficient to meet anticipated demand for the foreseeable future.

                                   SIGNATURE


  Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.





                                           EVEREST & JENNINGS INTERNATIONAL LTD.
                                                        (Registrant)


Date:  February 14, 1994                      By /s/ Joseph A. Newcomb
                                              -------------------------------
                                                     Joseph A. Newcomb
                                                     Executive Vice President