Form 10-K
period 1993-12-31
EVEREST & JENNINGS INTERNATIONAL LTD
filed 1994-03-31
CIK 33837

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K
       X      Annual Report pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993
                                    or
         Transition Report pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934
         For the transition period from _________ to __________

                      Commission File Number: 0-3585

                   EVEREST & JENNINGS INTERNATIONAL LTD.
         (Exact name of Registrant as specified in its charter)

         Delaware                             95-2536185
(State of organization)           (I.R.S. Employer Identification No.)

          1100 Corporate Square Drive, St. Louis, Missouri  63132
                 (Address of principal executive offices)


    Registrant's telephone number, including area code:  (314) 569-3515

        Securities registered pursuant to Section 12(b) of the Act:


     Title of each class         Name of each exchange on which registered
Common Stock; par value: $.01            American Stock Exchange

     Securities registered pursuant to Section 12(g) of the Act:  None


    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
the filing requirements for the past 90 days:   Yes X   No

    Indicate by  check mark  if disclosure of delinquent filers pursuant to
Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  Yes X   No

    As of  March 30,  1994, there  were 72,199,612  shares of Common Stock
outstanding.   The market  price of  the Common  Stock was  $1 3/16  per
share, and the aggregate market value of Common Stock held by nonaffiliates
was $12,343,551  on that  date.   For this  reporting purpose, all
shares held by executive officers, directors, 5% stockholders and their respective affiliates are considered to be held by affiliates, but neither the registrant nor such persons concede that they are affiliates of the registrant.

    Portions of the Company's definitive proxy materials to be filed in connection with the 1994 annual meeting are incorporated by reference into
Part III.

                          INDEX TO ANNUAL REPORT
                               ON FORM 10-K


                                                                  Page
PART I
Item1.  Business..................................................   3
Item2.  Properties.................................................  9
Item3.  Legal Proceedings.........................................  10
Item4.  Submission of Matters to a Vote of Security Holders.......  12

PART II
Item5.  Market for the Registrant's Common Stock and
        Related Stockholder Matters...............................  13
Item6.  Selected Financial Data...................................  14
Item7.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations.......................  16
Item8.  Financial Statements and Supplementary Data...............  25
Item9.  Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure.......................  54

PART III
Item10. Directors and Executive Officers of the Registrant........  54
Item11. Executive Compensation....................................  54
Item12. Security Ownership of Certain Beneficial Owners
        and Management............................................  54
Item13. Certain Relationships and Related Transactions............  54

PART IV
Item14. Exhibits, Financial Statement Schedules
        and Reports on Form 8-K...................................  55

Signatures........................................................  68

Financial Statement Schedules.....................................  69

                                  PART I


ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

     Everest & Jennings International Ltd. ("E&J" or the "Company") through its subsidiaries manufactures wheelchairs and other durable medical equipment while its wholly-owned subsidiary, Smith & Davis Manufacturing Company ("Smith & Davis"), manufactures homecare, nursing home and hospital beds, institutional casegoods and oxygen therapy products. The Company is one of the larger manufacturers of wheelchairs in the United States and, with its Canadian and Mexican subsidiaries, holds a material share of the North American market.

     The Company has three principal product groups: (i) wheelchairs, (ii) hospital beds, homecare beds, nursing home beds and furniture, and (iii) oxygen therapy and other related products.


INDUSTRY OVERVIEW AND COMPANY STRATEGY

     All of the Company's products can be characterized as durable medical equipment. Third party reimbursement through private or government insurance programs impacts a significant component of the Company's business, and the market for and the pricing of wheelchairs, beds and oxygen concentrators is influenced by such programs. As a result, reductions or cutbacks in Medicare, state reimbursement or private insurance programs for the purchase or rental of durable medical equipment may adversely affect the Company's business. However, the Company's business is favorably impacted by medical progress in rehabilitating the seriously injured and disabled and by the demographics of longer life spans. The specific impact of potential health care reform programs to be proposed by the Clinton administration is yet to be determined. With the likely focus on homecare alternatives, however, the Company is of the opinion that reforms may be neutral or possibly beneficial to the outlook for the Company's products.

     The Company has continued to emphasize innovation and improvement of its power driven wheelchair products, specifically through design and reliability enhancements and ease of operation. Additionally, the Company completed its acquisition of Medical Composite Technology, Inc. ("MCT") early in 1994, with an effective date of December 31, 1993. MCT develops, designs, manufactures and markets state-of-the-art durable medical equipment, including wheelchairs and other medical mobility products and assistive devices. The acquisition of MCT will enable the Company to expand its product line into the ultra-lightweight wheelchair and related products markets.

     The Company has taken dramatic steps over the past several years to significantly lower its breakeven point through reductions in both operating expenses and worldwide manufacturing costs. The Company took a major step in this regard when domestic manufacturing and corporate management were consolidated by moving the principal domestic wheelchair manufacturing operation and the international corporate headquarters to Missouri from California in mid 1992. The process of lowering costs is ongoing as the Company intends to increase the outsourcing of product parts and components and consolidate its manufacturing and distribution facilities. The Company is striving to become the low cost producer with respect to all of its products, while maintaining its reputation for well-engineered, quality products.

     The Company is exploring the sale or other disposition of (i) the Smith & Davis hospital bed and nursing home bed and furniture business, and has retained an investment banker to advise it on the various methods and means of implementing any such sale or disposition; and (ii) Everest & Jennings de Mexico. In doing such, the Company will concentrate on its core wheelchair, homecare bed and oxygen concentrator business in Canada and the United States.


BACKGROUND

     The Company is a Delaware corporation, formed in 1987 by the reincorporation of Everest & Jennings International, a California corporation formed in 1967 for the purpose of acquiring and holding all of the stock of Everest & Jennings, Inc. and the stock of certain subsidiary companies. Everest & Jennings, Inc., the Company's principal subsidiary, was formed in 1946 through the incorporation of a partnership originally established in 1932 by Herbert A. Everest and Harry C. Jennings, Sr. Messrs. Everest and Jennings pioneered the design and production of folding wheelchairs. The interest of Mr. Everest's family in the business was acquired by the Jennings family in 1953.

     The Company had its initial public offering of common stock in 1968. Its common stock was traded on the NASDAQ National Market System until 1980 when the common stock became listed on the American Stock Exchange.

     The Company's principal subsidiaries include Everest & Jennings, Inc. located in St. Louis, Missouri; Everest & Jennings Canadian Limited located in Toronto, Canada; Everest & Jennings de Mexico, S.A. de C.V. located in Guadalajara, Mexico; and Smith & Davis Manufacturing Company, which was acquired by the Company in 1990 and is also located in St. Louis, Missouri. Each of the Company's subsidiaries manufactures wheelchairs and wheelchair parts with the exception of Smith & Davis which manufactures homecare and hospital beds, nursing home beds and furniture, oxygen therapy products and related products. The Company owns a 30% interest in a joint venture in Indonesia. The joint venture and an affiliate of the joint venture partner supply wheelchair parts and components to the Company for assembly into finished products in the United States.


WHEELCHAIRS

     The  Company  designs,  manufactures  and  markets  power  and  manual
wheelchairs.   Higher margins  are achieved  on  power  wheelchairs  versus manual chairs.  The Company manufactures three types of power wheelchairs -
- - those  that ride  on  a  power  base,  direct-drive  transportable  power
wheelchairs and  traditional  belt-driven  power  chairs.    The  Company's
advanced  power   wheelchairs  utilize   Z-61  Servo  Drive  microprocessor
controllers with electronic programming. These electronics provide smooth, precise control of the chair, allowing it to track straight and maintain speed on hills and uneven terrain. Additionally, each E&J power wheelchair is equipped with a caster control system that prevents caster flutter as well as full leaf automotive-type suspension forks that offer the user a comfortable ride.

Current products include:

    - The  Xcaliber(TM)   --  a  full  featured  programmable  adult  power
        wheelchair.
    - The Xcaliber(TM) Power Recliner -- an Xcaliber(TM) with a power actuated sliding back designed to accommodate the forces of
        "shear", making the wheelchair easier to operate and more comfortable for those with higher level spinal cord injuries.
    - Magnum(TM) -- a less featured model with performance capabilities similar to the Xcaliber(TM).
    - Magnum(TM) Power Recliner -- A magnum with a power actuated back (not the sliding design) for more general applications where user controlled back reclining is required.
    - Lancer(R) -- a modular power base which accepts four different modular seating units.
    - Sprint(R) -- basic adult power wheelchair, non programmable, used primarily for Medicare applications where price is the primary consideration.
    - Tempest(TM) -- a folding frame, transportable power wheelchair.
    - Pediatric Power(TM) -- a pediatric power wheelchair with adjustable seating system.
    - Servo Drive Specialty Controls -- alternate (to the traditional "joystick") driving devices for those with special abilities; allows interface with computers and environmental controls (lights, television, etc.); all these devices are controlled with one input or control device (including driving the wheelchair), i.e., foot control, sip n' puff, head control, etc.

     The Company intends to introduce a new line of modular designed power wheelchairs which will be easier and faster to manufacture and be adjustable to better accommodate user sizes and needs.

     The Company is continuously looking for distribution partners who make specialized rehab products and could benefit from the Company's sales and distribution system. This is a continuation of the Company's strategic plan to expand as "The Rehab Source."

     The Company offers a complete line of standard manual wheelchairs and lightweight wheelchairs. Everest & Jennings developed the industry standard for the basic folding wheelchair. The primary selling features of these chairs are price and durability. The Company manufactures four models for the standard manual wheelchair market. These include the Premier(TM), a customized manual wheelchair; the Universal(R), which includes a full range of options and sizes as well as models that recline; the Traveler(R), designed to fill the durable rental market; and the Vista(R), the Company's high quality, lowest priced model.

     The Company competes in the high strength, lightweight wheelchair market with two models -- the Premier 2 Plus(TM) and the EZ Lite(TM). The Premier 2 Plus(TM) (a newer version of the original P2(TM)) offers versatility, customization and high performance for the rehabilitation market. The EZ Lite(TM) model is a durable, economical lightweight wheelchair that offers unique adaptability characteristics, low maintenance and easy foldability for the rental market.

     Through the acquisition of MCT, the Company is now positioned to compete in the ultra lightweight wheelchair categories with a line of innovative, state-of-the-art products. Such chairs range from the FX(TM), a composite based wheelchair with uncoupled adjustables and unique design, to the Millenium(TM), a foldable, uniquely flexible lightweight wheelchair that offers exceptional performance while meeting strict governmental and third party reimbursement guidelines. The full range of MCT products will be marketed under the Vision(TM) family name and will initially include three rigid frame chairs and two foldable models which are currently in the prototype stage.


     Market Information -- Management estimates that the aggregate domestic wheelchair market approximates $500 million with the total North American market slightly larger at approximately $600 million. The Company believes it has a material share of these combined markets.


     Competition -- The Company, Invacare Corporation and Sunrise Medical Inc. are the primary competitors in the wheelchair business. In addition, there are a range of smaller competitors. Competition for sales of wheelchairs is intense and is based on a number of factors including quality, reliability, price, financing programs, delivery and service. The Company believes its products' quality reputation and recent technological advances are favorable factors in competing with other manufacturers. Following the relocation of its wheelchair manufacturing operations from California to Missouri, there were substantial disruptions in the delivery of power and made to order rehab products. This disruption has put the Company at a severe disadvantage with respect to its competitors.


BEDS, FURNITURE AND OXYGEN CONCENTRATORS

     The Company's  Smith &  Davis subsidiary  manufactures  beds  for  the homecare market, the nursing home market and the acute care hospital market. In each product category, Smith & Davis manufactures a variety of beds, from the simple manual product to the highly sophisticated, fully electronic models, including specialized beds for the rehabilitation market and a leisure bed for the consumer market. Smith & Davis also supplies a full line of accessories consisting of items such as side rails, trapezes and IV poles.

     Smith & Davis also provides design services for nursing homes, manufactures casegood furniture for the nursing home and hospital markets, and manufactures oxygen concentrators. Oxygen concentrators remove nitrogen from room air, thus providing a breathable supply of air to a patient that is comprised of approximately 85% - 96% oxygen.

     As stated above, the Company is exploring the sale or other disposition of the Smith & Davis hospital bed and nursing home bed and furniture business, and has retained an investment banker to advise it on the various methods and means of implementing any such sale or disposition.


     Market Information -- Management estimates that the aggregate domestic market for Smith & Davis products is approximately $400 million. The Company believes it has a material share of the domestic homecare and nursing home bed market and a small share of the hospital bed market. The Company also believes its nursing home furniture line enjoys a material market share. The Company has a low market share in oxygen concentrators which the Company is attempting to improve with the introduction of new models. New models are being designed which provide improved operating efficiency and reliability at a reduced noise level.


     Competition -- The Company, Invacare Corporation, Joerns Healthcare, Inc. and Sci-O-Tech, Inc. are the largest suppliers of homecare beds to the industry. In the nursing home bed market, the Company competes with Joerns Healthcare, Inc., Omni Manufacturing, Inc., Sci-O-Tech, Inc. and Kimball International. The hospital bed market is dominated by Hill-Rom, Inc. There are over a dozen suppliers of oxygen concentrators including DeVilbiss Health Care, Inc., Airsep Corporation, Puritan-Bennett and Invacare Corporation.


INTERNATIONAL OPERATIONS

     The Company has licensing agreements to market its products in Europe through its former Ortopedia subsidiary. The Canadian market is served through its Canadian subsidiary, while the Central and South American markets are served through Everest & Jennings de Mexico. As stated above, the Company is exploring the sale or other disposition of Everest & Jennings de Mexico. The Company has not placed great emphasis on expanding its markets in the Far East but does serve this market through various distributors. Sales in the Middle East and Australia are also conducted through various distributor agreements. Approximately 84% of the Company's total 1993 sales were denominated in United States dollars. Substantially all export sales of the Company's products manufactured in the United States are denominated in United States dollars although such sales are immaterial to consolidated revenues.


SALES AND DISTRIBUTION

     The Company's homecare products are marketed in the United States and Canada by approximately 4,000 non-exclusive dealers and national accounts who, in turn, sell the products to consumers. The support and servicing of these dealers and national accounts are the responsibility of the Company's trained sales staff operating within the United States and Canada. The Company also uses a limited number of manufacturer's representatives and distributors in selected geographic areas and market segments as appropriate. The Company also sells directly to government agencies, such as the Department of Veterans Affairs.

     In Mexico, the Company's products are marketed through its own dealer network system as well as through independent non-exclusive dealers. No dealer or distributor domestically or internationally represents more than 10% of the Company's total sales.

     The Company's homecare sales representatives conduct training activities for the benefit of its dealers and their personnel. This training is primarily concerned with features/benefits of all of the Company's homecare products, and the training also covers the proper fitting and use of wheelchairs and related equipment. Training classes are also offered to physical and occupational therapists.

     Brochures, point-of-sale display materials, and similar advertising and merchandising aids are supplied to dealers. The Company advertises in trade publications and its representatives attend trade shows and similar conventions as a method of displaying product lines to doctors, therapists and others.

     The Company's nursing home and hospital beds and furniture sales are accomplished through various manufacturer's representative organizations located throughout the United States and Canada. The Company has a small internal sales management staff that works directly with the manufacturer's representatives and national accounts.

     Finished goods inventories are maintained in several warehouses strategically located throughout the United States. The Company manufactures its basic homecare products for stock and maintains inventories at such warehouses and its St. Louis distribution center for sale; however, a substantial portion of the Company's wheelchair products, hospital and nursing home beds, and nursing home furniture are built-to-order and are not inventoried.


MANUFACTURING

     The Company's manufacturing operations, in conjunction with its quality control support, are designed to ensure that all products and services sold by the Company meet the highest level of performance and reliability in the industry.

     The  Company's   bed  manufacturing  operations  are  located  in  one
facility,  which   has  significant   production  capacity   available   to
accommodate any reasonably foreseeable increase in sales.

     The Company has available manufacturing capacity for all of its products to accommodate a significant growth in revenue through its existing facilities as well as its joint venture outsourcing arrangements.


RAW MATERIALS

     The Company purchases a variety of raw materials and components, and has entered into supply agreements to purchase certain of these items from single suppliers. The Company believes that numerous alternative supply sources are available for all such materials.


PRODUCT DEVELOPMENT, ENGINEERING AND PATENTS

     The Company continuously seeks to improve the quality, performance and reliability of its products to enhance its competitive position in its industry and to develop new products to meet the needs of its customer base. With the acquisition of MCT, the Company acquired a development staff and has incorporated its research and development ("R&D") organization into the core R&D staff from MCT. As a result, the Everest & Jennings Technology Center has been instituted in Watsonville, California. This Center will be responsible for all product development programs for the Company. Along with the internal development program, the Company plans to actively pursue distribution agreements with companies possessing innovative products that fit the Company's areas of focus.


EMPLOYEES

     As of March 30, 1994, the Company had 1,115 full-time and full-time equivalent employees, comprised of 724 in manufacturing, 10 in research and development, 293 in sales and customer service, and 88 in general and administrative functions. Certain employees located in Missouri, Canada and Mexico are covered by collective bargaining agreements. No employees in any other Company locations are covered by collective bargaining agreements. The Company considers its labor relations to be satisfactory.


FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Company's operations consist of the manufacture and sale of durable medical equipment. Sales and operating earnings of this single industry segment for each of the three years ended December 31, 1993 are set forth in Note 14 to the Consolidated Financial Statements of the Company included in Item 8 of this Annual Report on Form 10-K.



ITEM 2. PROPERTIES

     The Company owns or leases manufacturing facilities located in the United States, Canada and Mexico. Each of these facilities is generally adequate for its operations and all are considered to be well maintained and in good operating condition. The Company's principal wheelchair manufacturing operations are located in a 147,000 square foot leased facility in St. Louis, Missouri. The Company's principal bed manufacturing operations are located in a 170,000 square foot owned facility in Wright City, Missouri.

     The Company owns approximately 416,000 square feet of building space used in its operations. In addition, approximately 399,000 square feet of building space is leased. The following is a summary of the facilities at various locations:


                                                       Owned      Leased
                                                       -----      ------
                                                       (Square footage)
     Everest & Jennings, Inc.:
          St. Louis, Missouri                             --     258,000
          Other locations                                 --      90,000

     Smith & Davis Manufacturing Co.:
          Wright City, Missouri                      170,000          --
          Other locations                            115,000      20,000

     Everest & Jennings Canadian Ltd.:
          Toronto, Canada                             68,000       3,000
          Other locations                                 --      13,000

     Everest & Jennings de Mexico S.A. de C.V.:
          Guadalajara, Mexico                         63,000          --
          Other locations                                 --      15,000
                                                     -------     -------
                                                     416,000     399,000




ITEM 3. LEGAL PROCEEDINGS

     In July, 1990, a class action suit was filed by a stockholder of the Company in the United States District Court for the Central District of California. The suit is against the Company and certain of its present and former directors and officers and seeks unspecified damages for alleged non-disclosure and misrepresentation concerning the Company in violation of federal securities laws. The Company twice moved to dismiss the complaint on various grounds. After the first such motion was granted, plaintiff filed a first amended complaint, which subsequently was dismissed by order filed on September 20, 1991. Plaintiff then notified the court that it did not intend to further amend the complaint, and an order dismissing the complaint was entered in November 1991. Plaintiff filed a notice of appeal to the Court of Appeals for the Ninth Circuit on December 23, 1991. The case was briefed and oral argument heard in June, 1993. On January 18, 1994, the Ninth Circuit ordered that the plaintiff's submission be vacated pending the outcome of a petition for rehearing in another case that addresses a similar procedural issue that was argued on appeal in that case. The Company continues to believe the case is without merit and intends to contest the asserted complaints vigorously. The ultimate liability, if any, cannot be determined at this time.

     In December, 1992 ICF Kaiser Engineers, Inc. ("ICF Kaiser") filed a Demand for Arbitration (the "Demand") against the Company before the American Arbitration Association in Los Angeles, California. ICF Kaiser in its demand claims breach of contract between the parties for consulting and clean up work by ICF Kaiser at E&J's former facilities located at 3233 East Mission Oaks Boulevard, Camarillo, California. The Arbitration Demand is in the sum of $1.1 million. In January, 1993 an answer and counter-claim were filed on behalf of the Company. The answer denies breach of the contract and disputes the monetary claim asserted in the Demand. In the counterclaim, the Company asserts that ICF Kaiser breached the contract, above referenced, by inter alia failing to perform the services required under the Agreement in a reasonably cost effective manner and in accordance with the terms and conditions of the Agreement. In February, 1993 E&J made a payment without prejudice to ICF Kaiser in the sum of approximately $0.6 million. This payment, together with prior payments, brings the total paid to date by the Company to ICF Kaiser to approximately $0.7 million. The entirety of the charges by ICF Kaiser are disputed as unreasonable under the circumstances and the Company intends to vigorously defend its position. The Company has recorded an appropriate reserve to reflect this matter and does not consider the amount to be material to the Company's consolidated financial statements. The arbitration hearings commenced in July, 1993 and are anticipated to conclude by the end of the first quarter of 1994. A decision is anticipated in the second half of 1994.

     Die Cast Products, Inc. ("Die Cast Products"), a former subsidiary of the Company, has been named as a defendant in a lawsuit filed by the State of California pursuant to the Comprehensive Environmental Response, Compensation and Liability Act 42 U.S.C. 9601 et sec ("CERCLA"). The Company was originally notified of this action on December 10, 1992. The lawsuit seeks to recover response and remediation costs in connection with the release or threatened release of hazardous substances at 5619-21 Randolph Street, in the City of Commerce, California ("Randolph Street Site"). It is alleged that the Randolph Street Site was used for the treatment, storage and disposal of hazardous substances. The Company anticipates being named as a defendant as a result of its former ownership of Die Cast Products, which allegedly disposed of hazardous waste materials at the Randolph Street Site. Investigation with respect to potential liability of the Company is in the early stages. Issues to be addressed include whether the Company will be responsible for the disposals made by Die Cast Products; whether Die Cast Products actually sent hazardous waste materials to the Randolph Street Site; the nature, extent and costs of the ultimate cleanup required by the State of California; the share of that cleanup which may ultimately be allocated to Die Cast Products and/or the Company; and the extent to which insurance coverage may be available for any costs which may eventually be assigned to the Company. Remedial investigations performed on behalf of the State of California at the Randolph Street Site have disclosed soil and groundwater contamination. The Company has recorded a reserve of $1.0 million for this matter, which is included in the Consolidated Statements of Operations for 1993.

     In March, 1993, Everest & Jennings, Inc. ("EJI") received a notice from the United States Environmental Protection Agency ("EPA") regarding an organizational meeting of generators with respect to the Casmalia Resources Hazardous Waste Management Facility ("Casmalia Site") in Santa Barbara County, California. The EPA alleges that the Casmalia Site is an inactive hazardous waste treatment, storage and disposal facility which accepted large volumes of commercial and industrial wastes from 1973 until 1989. In late 1991, the Casmalia Site owner/operator abandoned efforts to actively pursue site permitting and closure and is currently conducting only minimal maintenance activities. The EPA estimates that the Casmalia Site's closure trust fund, approximately $10 million, is substantially insufficient to cover cleanup and closure of the site. Since August, 1992, the EPA has undertaken certain interim stabilization actions to control actual or threatened releases of hazardous substances at the Casmalia Site. The EPA is seeking cooperation from generators to assist in the cleaning up, and closing of, the Casmalia Site. EJI and 64 other entities were invited to the organizational meeting. The EPA has identified EJI as one of the larger generators of hazardous wastes transported to the Casmalia Site. EJI is a member of a manufacturers' group of potentially responsible parties which has investigated the site and proposed a remediation plan to the EPA. To reflect EJI's estimated allocation of costs thereunder, a reserve of $1.0 million has been recorded, which is included in the Consolidated Statements of Operations for 1993.

     In 1989, a patent infringement case was initiated against EJI and other defendants in the U.S. District Court, Central District of California. EJI prevailed at trial with a directed verdict of patent invalidity and non-infringement. The plaintiff filed an appeal with the U.S. Court of Appeals for the Federal Circuit. On March 31, 1993, the Court of Appeals vacated the District Court's decision and remanded the case for trial. Impacting the retrial of this litigation was a re-examination proceeding before the Board of Patent Appeals with respect to the subject patent. A ruling was rendered November 23, 1993 sustaining the claim of the patent which EJI has been charged with infringing. Upon the issuance of a patent re-examination certificate by the U.S. Patent Office, it is anticipated that the plaintiff will present a motion to the District Court for an early retrial of the case. EJI believes that this case is without merit and intends to contest it vigorously. The ultimate liability of EJI, if any, cannot be determined at this time.

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



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A Special Meeting of the Company's stockholders was held on December 31, 1993 for the following purposes:

     (1) To ratify and approve the terms of a transaction (the "Debt Conversion Transaction") pursuant to which $75,000,000 in principal amount of indebtedness including accrued, unpaid interest owed by the Company and its wholly-owned subsidiary Everest & Jennings, Inc. ("E&J Inc.") to BIL (Far East Holdings) Limited or its affiliates (collectively "BIL") pursuant to a Debt Conversion
        Agreement and related documents dated as of September 30, 1993, among the Company, E&J Inc., the wholly-owned subsidiary of E&J Inc., The Jennings Investment Co. ("Jennings Investment"), and BIL, including issuance by the Company and E&J Inc. to BIL of (i) a Convertible Promissory Note -- Preferred Stock (the "Preferred Stock Note") in the aggregate principal amount of $20,000,000 dated as of September 30, 1993, and conversion of the same into shares of a new Series C Convertible Preferred Stock (to be designated by the Board of Directors), and (ii) a Convertible Promissory Note -- Common Stock (the "Common Stock Note") in the initial aggregate principal amount of $45,000,000, dated as of September 30, 1993 (to be increased to $55,000,000 after stockholder approval of the subject transactions), and conversion of the same into shares of Common Stock. The ratification and approval of the Debt Conversion Transaction was subject to the approval and adoption of the Recapitalization Proposals, as defined below.

     (2) To approve and adopt the following (collectively, the "Recapitalization Proposals"): (a) an amendment to the Certificate of Incorporation of the Company to increase the number of authorized shares of Common Stock from 25,000,000 to 120,000,000 (the "Common Stock Amendment"); and (b) an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Preferred Stock from 11,000,000 to 31,000,000 (the "Preferred Stock Amendment"). The approval and adoption of the Recapitalization Proposals was subject to the ratification and approval of the Debt Conversion Transaction.


     The votes cast were as follows:

                                       Affirmative Votes     Negative Votes

      Debt Conversion Transaction          10,969,256            2,990

      Recapitalization Proposals           10,969,256            2,990




                                  PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

     The following table sets forth the high and low closing prices of the Company's Class A and Class B Common Stock and, after November 18, 1993, single class Common Stock for each quarter in the two-year period ended December 31, 1993. The Company's single class Common Stock is listed on the American Stock Exchange under the symbol of EJ.


                           Class A           Class B       Single Class
                        Common Stock(a)   Common Stock(a)       Common
Stock(b)
                        -------------     -------------    -------------
                          High   Low        High   Low      High    Low
                          ----   ----       ----   ----     ----    ----
Fiscal year ended 12/31/93
    1st Quarter          1 3/4  1 1/4      2      1 7/16    N/A     N/A
    2nd Quarter          2      1 3/16     1 7/8  1 5/8     N/A     N/A
    3rd Quarter          2      1 1/4      2      1 3/8     N/A     N/A
    4th Quarter          1 3/4  1 7/16     1 3/4  1 1/2     1 11/16 1 1/8

Fiscal year ended 12/31/92
    1st Quarter          3 3/8  2          3 3/8  2 1/8     N/A     N/A
    2nd Quarter          2 1/2  1 5/8      2 5/8  2         N/A     N/A
    3rd Quarter          2 1/2  1 5/8      2 1/4  1 3/4     N/A     N/A
    4th Quarter          2      1 1/16     2 1/16 1 5/16    N/A     N/A

[FN]
    (a) Prior to November 19, 1993
    (b) After November 18, 1993



     As of March 30, 1994, there were approximately 211, 116 and 433 stockholders of record of Class A Common Stock, Class B Common Stock and single class Common Stock, respectively, and the closing price of the single class Common Stock was $1 3/16 on that date.

     No dividends on the Company's Common Stock were paid in 1993 and 1992. Management does not currently anticipate paying cash dividends on its Common Stock in the foreseeable future. The determination of future cash dividends to be declared and paid on the Common Stock, if any, will depend upon the Company's financial condition, earnings and cash flow from operations, the level of its capital expenditures, its future business prospects and other factors that the Board of Directors deems relevant. The Company is currently prohibited from paying cash dividends on its Common Stock under covenants contained in the debt agreements with its principal lenders.

     On March 17, 1992, the stockholders of the Company approved a proposal whereby the Class A Common Stock and the Class B Common Stock would be reclassified into the new single class of Common Stock (see Note 11 to the Consolidated Financial Statements in Item 8). The reclassification occurred at the close of business on November 18, 1993.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data below should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K. The following information should not be deemed indicative of future operating results of the Company.


                                  YEAR ENDED DECEMBER 31 (c)(e)
                                  -----------------------------
                              1993     1992     1991     1990     1989
                              ----     ----     ----     ----     ----
                          (Dollars in thousands, except per-share amounts)

STATEMENT OF OPERATIONS DATA:

Revenues                  $ 94,459 $107,115 $118,924 $209,711 $183,881
Cost of sales               76,853   80,923   80,276  154,431  135,920
                            ------   ------   ------   ------   ------
  Gross profit              17,606   26,192   38,648   55,280   47,961

Selling expenses            36,513(a)27,195   26,075   41,876   40,137
General and
 administrative expenses    16,441    9,275   14,638   22,653   30,597
Restructuring expenses      15,104(b) 5,150(b)18,524(b)33,953(b)14,022(b)
                            ------   ------   ------   ------   ------
  Total operating expenses  68,058   41,620   59,237   98,482   84,756
                            ------   ------   ------   ------   ------

  Operating loss from
 continuing operations     (50,452) (15,428) (20,589) (43,202) (36,795)
                            ------   ------   ------   ------   ------
Other income (expense):
  Interest expense, net     (5,072)  (4,981)  (3,887)  (8,870)  (5,785)
  Earnings in European
   operations                   --       --    1,189       --       --
  Gain (loss) on sale of
   European operations          --     (240)   6,600       --       --
                            ------   ------   ------   ------   ------
Other income (expense),net  (5,072)  (5,221)   3,902   (8,870)  (5,785)

  Loss from continuing
   operations before
   income taxes            (55,524) (20,649) (16,687) (52,072)  (42,580)
Income tax provisions
   (benefits)                  173   (1,737)(f)  377     (356)  (4,328)
                            ------   ------   ------   ------   ------
Net loss from continuing
 operations                (55,697) (18,912) (17,064) (51,716)   (38,252)
                            ------   ------   ------   ------   ------

Discontinued operations:
  Loss from discontinued
   operations                   --       --       --       --   (1,160)
  Loss on disposal of
   discontinued operations      --       --       --   (1,410)  (2,751)
                            ------   ------   ------   ------   ------
  Loss from discontinued
   operations                   --       --       --   (1,410)  (3,911)
                            ------   ------   ------   ------   ------
Net loss                  $(55,697)$(18,912)$(17,064) $(53,126)$(42,163)


LOSS PER SHARE:

  From continuing
   operations              $(5.96)  $(2.07)  $(1.87)  $(5.65)   $(4.69)
  From discontinued
   operations                   --       --       --    (.16)     (.48)
                            ------   ------   ------   ------  ------

                           $(5.96)  $(2.07)  $(1.87)  $(5.81)   $(5.17)

Weighted average number
 of Common Shares
 outstanding             9,343,868 9,146,000 9,146,000 9,146,000 8,156,000

BALANCE SHEET DATA
 (at December 31):
Total assets               $57,515  $69,459  $82,921 $112,662 $154,001
Total debt                 $29,321   58,555   54,168   65,036   60,311
Total stockholders'
 equity (deficit)           (7,008) (30,798) (21,453)  (1,909)  43,080

CASH DISTRIBUTION PER SHARE (d):
  Class A Common Stock       $  --    $  --    $  --    $  --  $  .05
  Class B Common Stock       $  --    $  --    $  --    $  --  $ .025
  Single Class Common Stock  $  --      N/A      N/A      N/A     N/A

[FN]
(a) Includes $9,764 of in-process research and development expense related to the acquisition of Medical Composite Technology, Inc. See Note 8 -- Acquisition of the Notes to the Consolidated Financial Statements in
   Item 8.

(b) As more fully explained in Note 2 -- Restructuring Expenses of the Notes to the Consolidated Financial Statements in Item 8, the Company recorded $15.1 as a restructuring charge in 1993 for the consolidation of manufacturing and distribution facilities in the United States and Canada and for the sale or other disposition of the Smith & Davis institutional business. The Company recorded a $5.2 million restructuring charge in 1992 to provide for additional costs associated with the consolidation of its domestic manufacturing and corporate headquarters including the closure and relocation of the Company's principal domestic wheelchair manufacturing operation and international headquarters from Camarillo, California to St. Louis, Missouri. In 1991, the Company originally recorded a restructuring charge of $18.5 million for this purpose. The Company recorded a $34.0 million charge in 1990 to provide for costs associated with restructuring its domestic operations including a provision to write down its Camarillo manufacturing facility and related machinery to net realizable value. In 1989, the Company recorded a $14.0 million provision to restructure its international operations and to provide for other restructuring charges.

(c) Effective December 31, 1990, the European subsidiaries were designated as subsidiaries held for sale. Accordingly, their results of operations were consolidated in 1988 through 1990 and have been reflected on the equity method in 1991. See Note 5 -- Sale of European Operation of the Notes to the Consolidated Financial Statements in Item 8.

(d) The Company ceased paying dividends on its common stock effective in the second quarter of 1989.

(e) In 1991, the Company changed from the LIFO (last-in, first-out) method of valuing inventory to the FIFO (first-in, first-out) method for inventory at its Everest & Jennings, Inc. subsidiary as the Company believes that the FIFO method of accounting for such inventories results in a more appropriate presentation of financial position and results of operations. As a result of the change in accounting principle, inventories and retained earnings were increased by $4,002 in 1990 and $4,850 in 1989. The impact of the change on previously reported net loss and loss per share was $848 and $.09 in 1990 and $78 and $.01 in 1989.

(f) During 1992 the Company resolved certain disputed issues with the California Franchise Tax Board for the years 1975 through 1983. As a result of agreements reached, assessments including related accrued interest in the aggregate amount of $1.8 million were withdrawn and credited to the income tax provision.




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     In recent years, the Company has undergone an extensive restructuring of its operations with the objective of becoming a stronger long-term competitor in the durable medical equipment industry. The restructuring was designed to improve overall financial performance through cost reduction and the elimination of excess manufacturing capacity. Extensive asset sales were also undertaken to generate the cash necessary to partially finance restructuring activities and reduce debt levels. Credit facilities were modified or expanded as needed to partially fund the overall restructuring, in addition to contributing to the funding of the Company's operations.

     A major element of the restructuring was the sale in October, 1991 of the Company's former European subsidiary, Ortopedia GmbH. At the time, the Company retained a 15% interest in Ortopedia Holding GmbH, the new parent of Ortopedia GmbH. In December 1992, the Company sold its remaining 15% interest in Ortopedia Holding GmbH.

     On February 28, 1992, the Company announced its intention to consolidate its domestic wheelchair manufacturing operations and corporate headquarters by relocating its California-based manufacturing and corporate offices to Missouri by the end of 1992. This decision was made in light of the higher cost of manufacturing in Southern California and based on the opportunity, at that time, to further reduce costs through the consolidation of administrative and support functions with existing operations in Missouri. The relocation from California was begun in the second quarter of 1992, and, except for data operations, was largely completed by the end of 1992. In October, 1993, the Company transferred its data operations from California to Missouri, which represented the final step in the Company's relocation.

     As a result of the relocation, the Company experienced major start-up problems in wheelchair production due primarily to computer system failures and related parts shortages, and to manufacturing delays and inefficiencies attributable generally to the commencement of relocated manufacturing operations and specifically to the need to train a large number of new employees. These start-up problems have most severely impacted the Company's high margin power and rehab wheelchair products, and the resulting reduction in sales and cash flow hindered the Company's ability to keep vendors current and to otherwise implement corrective measures quickly and effectively.

     Shipment delays caused a substantial build-up in back-ordered power and rehab wheelchair products in the second half of 1992 and the first half of 1993, which the Company reduced over time. Customer confidence and frustration resulting from such delays combined to increase the order cancellation rate and to decrease the incoming order rate, particularly for the affected wheelchairs. As a result, orders and market share decreased, and manufacturing activity generally shifted disproportionately to lower margin manual and commodity wheelchairs.

     The foregoing problems adversely affected 1993 shipments and financial results. Management is implementing a plan that is intended to address the Company's problems with manufacturing and shipment delays. Incoming orders, product backlog and timely shipments were improved during the second half of 1993. However, order rates, margins and market share must increase and customer confidence must be restored in the very near term if the Company is to generate the cash flow necessary to fund its operations on a continuing basis and to achieve profitability.

     Production and delivery of all of the Company's non-wheelchair products were unaffected by the production problems that occurred in the relocation of the wheelchair manufacturing facility to St. Louis. The Company has continued to deliver non-wheelchair products in a timely manner and management believes that market share can be maintained and slightly increased in these product lines. However, the Company is exploring the sale or other disposition of the Smith & Davis hospital bed and nursing home bed and furniture business, and has retained an investment banker to advise it on the various methods and means of implementing any such sale or disposition.

    Through the end of the first quarter of 1994, the Company has required $3.0 million of additional financing to fund its operating requirements and accrued restructuring expenses. This additional funding has been provided to the Company by BIL, bringing the total advances under the Revolving Promissory Note to $7.8 million as of March 30, 1994, out of an available line of credit of $12.5 million. The Company expects to need additional financing at least through the end of the third quarter of 1994, and will seek to amend the Revolving Promissory Note with BIL to provide for such requirement.

     In the domestic market, the Company's durable medical equipment products are sold primarily through homecare and medical equipment dealers, as well as national accounts. Consumers and dealers are reimbursed through federal, state and private insurer reimbursement programs. The Company recognizes the need to counteract the impact of cutbacks in such programs on its results of operations and cash flow through the benefits of a reduced cost structure and by targeting new market segments.

     In the institutional bed market, while the Company has a small market share of hospital beds, it has been in the position of being the only competitor of Hill-Rom with respect to retractable hospital beds. Early in 1993, Stryker introduced a retractable hospital bed into the market. The presence of additional competition together with uncertainty in the market due to the potential impact of national health care reforms combined to put pressure on sales volume and margins with respect to the Company's retractable hospital bed products.


RESULTS OF OPERATIONS

REVENUES

     The following table sets forth the amounts and percentages of revenues geographically by area where products were manufactured (dollars in millions):


                     1993             1992             1991
                     ----             ----             ----
                 Amount   %      Amount    %      Amount     %
                 ------  ---     ------   ---     ------   ---
  North America   $94    100     $107     100     $119     100


     North American revenues in 1993 decreased $13 million, or 12%, versus 1992, primarily due to increased price competition, reduced sales of wheelchairs, and lower homecare, hospital and nursing home bed revenues. Wheelchair sales were adversely affected by competition and the factory relocation in 1992, the effects of which continued into 1993. Hospital and nursing home bed sales were adversely affected by price competition and market uncertainty associated with national health care reform. Lower homecare bed revenues reflected the impact of increased price competition.

     North American revenues in 1992 decreased $12 million, or 10%, versus 1991, primarily due to shipment delays and the loss of market share in the U.S. wheelchair business as a result of disruptions to production capabilities related to the relocation of the primary manufacturing facility from California to Missouri. Revenues in the bed product line increased 8% in 1992, largely due to improved market penetration for institutional products.

For the periods indicated, the following table summarizes operating results of the Company (dollars in millions):


                                        Year Ended December31
                              -----------------------------------------
                              1993               1992             1991
                          Amount  %          Amount   %       Amount   %
                          ------ ---         ------  ---      ------  ---


Revenue                   $94.5  100        $107.1  100      $118.9   100
Cost of sales              76.9   81          80.9   75        80.3    68
                          ----   ----         ----  ----       ----   ----
Gross profit               17.6   19          26.2   25        38.6    32

Operating expenses         52.9   56          36.4   34        40.7    34
                          ----   ----         ----  ----       ----   ----
Operating loss before
 restructuring expense    (35.3) (37)        (10.2)  (9)       (2.1)   (2)
Restructuring expense      15.1   16           5.2    5        18.5    15
                          ----   ----         ----  ----       ----   ----
Operating loss           $(50.4) (53)       $(15.4) (14)     $(20.6)  (17)

Interest expense, BIL      (2.6)   3          (2.3)  (2)       (1.1)   (1)
Interest expense, other    (2.5)   3          (2.7)  (3)       (2.8)   (2)
Earnings in European
 operations                --     --          --     --         1.2    --
Gain (loss) on sale of
 European operations       --     --          (0.2)  --         6.6     6
                          ----   ----         ----  ----       ----   ----
Loss before income taxes $(55.5) (59)       $(20.6) (19)     $(16.7)  (14)

Income tax provisions
 (benefits)                  .2   --          (1.7)  (1)        0.4    --
                          ----   ----         ----  ----       ----   ----

Net loss                 $(55.7) (59)       $(18.9) (18)     $(17.1)  (14)





1993 VERSUS 1992

     1993 revenues decreased $12.6 million or 12% to $94.5 million from $107.1 million in 1992. Wheelchair and accessory sales of $61.8 million in 1993 decreased $3.6 million or 6% from 1992. The relocation of the Company's primary domestic manufacturing facility from Camarillo, California to St. Louis, Missouri and the related production and delivery problems and declining orders have negatively affected sales since mid-1992. Shipments during the fourth quarter of 1993 were further negatively impacted by complications arising out of a major computer system implementation which occurred in October, 1993. The majority of the problems associated with the computer system conversion have since been rectified. The domestic wheelchair order rate demonstrated improvement during the third and fourth quarters of 1993.

     Sales of Smith & Davis homecare beds in 1993 decreased $0.2 million or 2% from 1992; sales of institutional beds and accessories in 1993 decreased $6.7 million or 28% from 1992, for an aggregate decrease in bed and accessory sales of $6.9 million for 1993 or 19% from the prior year. In management's opinion, the decrease in Smith & Davis' institutional bed and related equipment sales as compared to 1992 was representative of conditions in the institutional durable medical equipment market as a whole. 1993 sales of Smith & Davis oxygen concentrators and other products decreased $2.1 million or 38% compared to the prior year due principally to a reduction in purchases by the largest oxygen concentrator customer.

     Total Company gross profit decreased $8.6 million or 33% from $26.2 million in 1992 to $17.6 million in 1993. The decrease in gross profit reflected the decrease in sales, manufacturing inefficiency experienced in the wheelchair operations, and continued price competition in the markets for the Company's wheelchairs, bed and oxygen concentrator products. Gross profit was also adversely affected by a $1.0 million charge to reserves for excess and obsolete inventory, which arose due to the Company discontinuing certain wheelchair models. As a percentage of sales, gross profit decreased from 25% in 1992 to 19% in 1993. This decrease reflects increased price competition and production problems experienced since mid-1992.

     Operating expenses increased $16.5 million from $36.4 million in 1992 to $52.9 million in 1993. This increase is primarily due to a $9.7 million charge relating to in-process research and development expenses (selling expenses) recorded pursuant to the Company's acquisition of Medical Composite Technology, Inc., a $2.0 million charge recorded during 1993 for anticipated costs of environmental remediation, and a $2.4 million charge recorded during 1993 for severance obligations. Restructuring expenses recorded during 1993 of $15.1 million primarily relate to losses anticipated on the disposition of the Company's institutional bed business which is expected to occur during 1994.

     Interest expense increased to $5.1 million in 1993 from $5.0 million in 1992 due to increased borrowings during 1993. Such borrowings were substantially reduced due to the fourth quarter conversion of $75 million of debt, includingaccrued interest to equity. See Note 6 -- Debt Restructuring and Conversion of the Notes to the Consolidated Financial Statements.

     During January, 1993, the Company adopted the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). The adoption of SFAS 109 did not have an impact on the consolidated financial statements.

     The income tax benefits of $1.8 million in 1992 reflected the settlement of certain disputed items with the California Franchise Tax Board.


1992 VERSUS 1991

     1992 revenues of $107.1 million decreased $11.8 million or 10% from 1991, largely as a result of wheelchair operations, which were negatively impacted by the relocation of the Company's primary domestic manufacturing facility from Camarillo, California to St. Louis, Missouri. The impact was focused almost exclusively on the third and fourth quarter revenues after the commencement of the physical relocation. The process of moving complex manufacturing operations across the country and restarting with a largely new workforce resulted in disruptions to normal manufacturing throughput with corresponding delays in customer shipments and revenue recognition. Relocation-related inventory imbalances caused by computer system failures and inadequate training of new employees also contributed to manufacturing shortfalls. At the same time, 1992 incoming orders for wheelchair products were largely equivalent to 1991, resulting in increasing order backlogs. As a result of the shipment delays, however, the Company experienced an increasing rate of order cancellations in the third and fourth quarters of 1992. Such cancellations had a material adverse impact on the Company's 1992 financial performance.

     Sales of Smith & Davis bed products in 1992 improved 8% over 1991 due to improved penetration in the institutional market. Homecare product sales were largely flat year to year due to intense price competition. 1992 revenues in the Everest & Jennings' Canadian and Mexican subsidiaries were down 6% from 1991 due to a 5% unfavorable Canadian exchange rate change and the non-recurrence of $.9 million of export orders in Canadian operations.

     Total Company gross profit decreased $12.4 million from $38.6 million in 1991 to $26.2 million in 1992. As a percentage of sales, gross profit decreased from 32% in 1991 to 25% in 1992. The decrease in gross profit reflected the decrease in sales plus continued price competition in the markets for the Company's wheelchair, homecare bed and oxygen concentrator products. Wheelchair profitability was also impacted by a shift of the Company's product mix to lower margin wheelchair products as a result of the relocation. Shipment delays occurred largely in custom and rehabilitation wheelchair products due to their greater complexity, larger number of components which were subject to inventory imbalances, and longer training time for new employees before normal production levels were reestablished. Gross profit in Smith & Davis was also adversely affected by a $0.7 million charge to write-off surplus and obsolete inventory.

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

     In 1992, the Company recorded restructuring charges of $5.2 million to reflect increased costs for startup inefficiencies, facilities and staff duplication and additional provision for physical inventory losses associated with the relocation of the wheelchair manufacturing facility and corporate headquarters to Missouri. An initial restructuring charge of $18.5 million was recorded in 1991 in connection with the relocation to Missouri.

     Interest expense of $5.0 million in 1992 increased 28% from 1991 as a result of the accrual of $1.3 million of interest recorded as the Company was not able to reduce the balance of a certain indebtedness below $13 million by March 31, 1993 (see Note 7 -- Debt of the Notes to the Consolidated Financial Statements in Item 8).

     Net other income and expenses declined from $7.8 million income in 1991 which included a $6.6 million gain from the sale of 85% of Ortopedia and $1.2 income from European operations sold in October, 1991 to a $0.2 million expense in 1992 which reflected a loss on the disposition of the remaining 15% interest in Ortopedia.

     The 1992 income tax benefit of $1.8 million reflected the settlement of certain disputed items for the years 1975 - 1983 with the California Franchise Tax Board.



LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of liquidity are cash provided from operations, borrowings and cash on hand. At December 31, 1993, the Company had $1.87 million in cash or $1.77 million more than the $0.1 million in cash at December 31, 1992. At December 31, 1993, total debt of $29.3 million was $29.3 million lower than the $58.6 million in debt at December 31, 1992. The decrease was due to the effect of the Debt Conversion Transaction whereby $75 million of indebtedness, including accrued interest, was converted to $55 million of Common Stock and $20 million of Series C Preferred Stock. Prior to the Debt Conversion Transaction, the indebtedness had increased during 1993 due to advances from BIL in the amount of $37.8 million, which were used to fund operating losses and previously accrued restructuring expenses and to repay $5.7 million to HSBC.

    On September 30, 1992 the Company entered into a $20 million Revolving Credit Agreement with HSBC. Proceeds from this credit facility were used to repay $11 million of existing Interim Loans, to fund restructuring expenses, to replace existing letters of credit and for working capital purposes. The repayment of this facility was guaranteed by Brierley Investments Limited, an affiliate of BIL. The facility would not have been made available to the Company without such guaranty. According to its original terms, the total amount available under the facility was to reduce from $20 million to $15 million on March 31, 1993. Pursuant to an amendment dated as of March 30, 1993, HSBC agreed to maintain the total amount available under the facility at $20 million through the expiration date of the facility, September 30, 1993. In September, 1993, the outstanding HSBC loan balance of $5.7 million was repaid utilizing a cash advance provided by BIL under the Revolving Promissory Note (see Note 6 -- Debt Restructuring and Conversion, and Note 7 -- Debt of the Notes to the Consolidated Financial Statements). Furthermore, as of September 30, 1993, HSBC and E&J Inc. agreed to amend the Revolving Credit Agreement and extend its term for approximately one year. The HSBC facility, as amended, provides to E&J Inc. up to $6 million letter of credit availability and up to $10 million of cash advances. On October 8, 1993, E&J Inc. repaid the $10 million loan from Mercantile Bank by utilizing $10 million of cash advances from the HSBC facility. The Mercantile Bank loan was collateralized by a $10 million letter of credit issued by HSBC as part of the original $20 million credit facility.

    On October 9, 1992, the Company repaid $8.1 million of the Bank Loan and $3.0 million of the Amended 10.5% Note indebtedness with the proceeds from the sale of the Camarillo property. Additionally, on October 14, 1992, the Company repaid $11 million of the 1992 Interim Loans with a portion of the proceeds from the $20 million HSBC credit facility. However, the Company was unable to repay $4.0 million of the 1992 Interim Loans. Such Interim Loans were due and payable on the date that the Company closed the HSBC credit facility. Also, the Company was unable to repay the remaining $14.6 million balance on the Bank Loan as required by March 31, 1993 or reduce the balance below $13 million to obtain interest forgiveness. Accordingly, during 1992 and the first nine months of 1993, the Company accrued interest in the aggregate amount of approximately $1.3 million and $0.8 million, respectively, on the Bank Loan.

    At December 31, 1993 and December 31, 1992, under the debt agreements with BIL and HSBC, the Company was obligated to repay the following amounts at the various dates listed below.

                                 12/31/93    12/31/92
                                  Balance     Balance
 Debt Agreement                 $ Millions  $ Millions   Repayment Date
 --------------                 ----------  ----------   --------------

  Bank Loan                       $  --        $14.6     September 30, 1993
  FASB 15 Adjustment                 --         (0.2)
                                    -----      -----
         Subtotal                    --         14.4


  Amended 10.5% Note                 --          0.9     September 30, 1993

  Interim Loans (1992 Advances       --          4.0     September 30, 1993
     through 9/11/92)

  Interim Loans (1992 Advances       --         10.0     September 30, 1993
     9/12/92 through 12/31/92)
                                    -----      -----
         Subtotal Due BIL            --         29.3


  Accrued, unpaid interest due BIL   --          2.3     Same dates as the
corresponding debt
                                                         agreements

  Revolving Promissory Note           4.8(1)    --       Revolving
                                                         Promissory Note
                                                         matures June 30,
                                                         1995

  HSBC Revolving Credit
    Agreement(2)                     10.0        5.1     September 30, 1994

  Mercantile Bank                    --         10.0     October 8, 1993

  Accrued, unpaid interest due BIL     .2       --
                                    -----      -----
         TOTAL                      $15.0      $46.7


[FN]
  (1)Effective September 30, 1993, the debt to BIL was restructured by the Company issuing the following notes:

                                       9/30/93 Balance    12/31/93 Balance
                                          $ millions         $ millions
                                       ---------------    ----------------
        Common Stock Note                    45.0              $ --
        Preferred Stock Note                 20.0                --
        Revolving Promissory Note             6.8                4.8
                                             ----               ----
               TOTAL                        $71.8               $4.8


     The balance of the Revolving Promissory Note increased to $14.8 million in the fourth quarter of 1993, and $10 million was transferred to the Common Stock Note. The Common Stock Note and the Preferred Stock Note were each converted into Common Stock and Series C Preferred Stock, respectively, as of December 31, 1993.


  (2) Excludes approximately $3.7 million and $4.9 million committed with respect to outstanding letters of credit at December 31, 1993 and December 31, 1992, respectively.



    As of September 30, 1993, the Company entered into the Debt Conversion Agreement with BIL whereby $65 million of the indebtedness represented by the Converted BIL Debt (i.e., the Bank Loan, the Amended 10.5% Note and the Interim Loans) was restructured by the issuance of the Common Stock Note and the Preferred Stock Note. The balance of the BIL indebtedness ($6.8 million) which was not converted into the Common Stock Note and the Preferred Stock Note was treated as advances under the Revolving Promissory Note. See Note 6 -- Debt Restructuring and Conversion of the Notes to the Consolidated Financial Statements in Item 8 for a discussion of the Debt Conversion Transaction.

    As part of the Debt Conversion Transaction, BIL agreed to provide to the Company and E&J Inc. a revolving credit facility of up to $12.5 million, as evidenced by the Revolving Promissory Note. As of December 31, 1993, $4.8 million had been advanced to the Company and E&J Inc. by BIL under such Note, leaving an availability balance of $7.7 million.

    BIL agreed, upon stockholder approval of the Debt Conversion Transaction and the Recapitalization Proposals, to advance to E&J Inc. $10 million to pay HSBC the cash advances made by it to E&J Inc. under the Revolving Credit Agreement. Such advance by BIL to E&J Inc. would result in an increase in the principal amount of the Common Stock Note from $45 million to $55 million. Effective as of December 31, 1993, BIL and E&J Inc. agreed that $10 million would be transferred from the Revolving Promissory Note to the Common Stock Note, thus decreasing the balance of the Revolving Promissory Note to $4.8 million and increasing the balance of the Common Stock Note to $55 million.

    In July, 1991, the Company obtained a three-year $13 million secured credit line for its Smith & Davis subsidiary which is secured by substantially all of the subsidiary's assets. In February, 1993 this credit line was amended to increase the availability of funding to the Company and reduce the borrowing costs thereunder. At December 31, 1993 Smith & Davis had borrowed $5.1 million under this line. The Company expects to either extend this credit line in 1994 or terminate it upon the sale or other disposition of the Smith & Davis institutional business. The Company's Canadian operation has existing credit facilities in the aggregate of $5.1 million, on which $3.7 million was borrowed as of December 31, 1993.

    Accordingly, at December 31, 1993 the Company owed $21.4 million to banks and other commercial lenders, $3.1 million under capitalized lease obligations, and $4.8 million to BIL.

    Through the end of the first quarter of 1994, the Company has required $3.0 million of additional financing to fund its operating requirements and accrued restructuring expenses. This additional funding has been provided to the Company by BIL, bringing the total advances under the Revolving Promissory Note to $7.8 million as of March 30, 1994, out of an available line of credit of $12.5 million. The Company expects to need additional financing at least through the end of the third quarter of 1994, and will seek to amend the Revolving Promissory Note with BIL to provide for such requirement.

     The Company's 1993 revenues and operating results were negatively impacted by ongoing price competition, liquidity constraints and the relocation in 1992 of the Company's primary domestic wheelchair manufacturing facility from California to Missouri. The loss of customer confidence stemming from long lead times and shipping delays due to start-up inefficiencies, computer system problems and inventory imbalances in St. Louis manufacturing operations is expected to adversely impact revenues, operating income and cash flow at least through the end of the third quarter of 1994. Management is implementing a plan which is intended to address the Company's problems with manufacturing and shipment delays. The plan also addresses the rationalization of the Company's production facilities and the increased outsourcing of products and product components, the effect of which will be to lower the Company's production costs. Order rates, margins and market share must increase, production and operating costs must be reduced and customer confidence must be restored in the very near term if the Company is to generate the cash flow necessary to fund its operations on a continuing basis and to achieve profitability. With respect to its bed products, the Company anticipates, for the remainder of the year, severe price and product competition; however, the market demand for these products may improve once a national health care reform plan is enacted. As previously mentioned, the Company is exploring the sale or other disposition of (i) the Smith & Davis hospital bed and nursing home bed and furniture business, and has retained an investment banker to advise it on the various methods and means of implementing any such sale or disposition; and (ii) Everest & Jennings de Mexico.


    Management believes that the Company's domestic and international manufacturing capacity is sufficient to meet anticipated demand for the foreseeable future. Capital expenditures of approximately $2.1 million are projected for 1994 versus actual expenditures (including $2.5 million of capital leases) of $3.5 million in 1993.


NET OPERATING LOSS CARRYFORWARDS

    The Company and certain subsidiaries file consolidated federal income and combined state tax returns. For federal income tax purposes, as of
December 31, 1993, the Company has net operating loss (NOL) carryforwards of approximately $98 million and tax credit carryforwards of approximately $1 million that expire in 1997 through 2008. In accordance with the Internal Revenue Code, when certain changes in company ownership occur, utilization of NOL carryforwards is limited. The Company has determined that there has been a change in ownership due to the various debt and equity transactions consummated with BIL as described in Note 7 -- Debt of the Notes to the Consolidated Financial Statements. As a result, approximately $88.5 million of the Company's NOL carryforwards are subject to an annual limitation of approximately $3 million. If the full amount of that limitation is not used in any year, the amount not used increases the allowable limit in the subsequent year.

    In addition, there are approximately $7 million and $5 million, respectively, of preacquisition NOL carryforwards generated by Smith & Davis and MCT with expiration dates through 2004. Annual utilization of these NOLs is limited to $0.6 million for Smith & Davis and $0.5 million for MCT to reduce that entity's future contribution to consolidated taxable income.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                     REPORT OF INDEPENDENT ACCOUNTANTS


To The Board of Directors and Stockholders of Everest & Jennings International Ltd.

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Everest & Jennings International Ltd. and its subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for the three years ended December 31, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts of disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion expressed above.

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

    As discussed in Note 15 to the consolidated financial statements, the Company is a defendant in a class action lawsuit alleging federal securities laws violations. The suit had previously been dismissed; however, the matter is currently under appeal with the final resolution pending. The ultimate outcome of the lawsuit cannot presently be determined.


(PRICE WATERHOUSE)
PRICE WATERHOUSE
St. Louis, Missouri
March 21, 1994

                   CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in thousands except per-share data)


                                              Year Ended December 31
                                              ----------------------
                                          1993         1992        1991
                                          ----         ----        ----

Revenues                                $94,459      $107,115    $118,924
Cost of sales                            76,853        80,923      80,276
                                        -------       -------     -------

  Gross profit                           17,606        26,192      38,648
                                        -------       -------     -------
Selling expenses                         25,749        26,028      24,868
General and administrative expenses      16,441         9,275      14,638
Research & development expenses
   (Note 8)                              10,764         1,167       1,207
Restructuring expenses (Note 2)          15,104         5,150      18,524
                                        -------       -------     -------
  Total operating expenses               68,058        41,620      59,237
                                        -------       -------     -------
  Operating loss from continuing
   operations                           (50,452)      (15,428)    (20,589)
                                        -------       -------     -------
Other income (expense):
  Interest expense, BIL (Note 7)         (2,585)       (2,272)     (1,096)
  Interest expense, other                (2,487)       (2,709)     (2,791)
  Earnings in European operations
   (Note 5)                                  --            --       1,189
  Gain (loss) on sale of European
   operations (Note 5)                       --          (240)      6,600
                                        -------       -------     -------
Other income (expense), net              (5,072)       (5,221)      3,902
                                        -------       -------     -------
  Loss from continuing operations
   before income taxes                  (55,524)      (20,649)    (16,687)

Income tax provisions (benefits)
  (Note 9)                                  173        (1,737)        377
                                        -------       -------     -------
  Net loss                             $(55,697)     $(18,912)   $(17,064)


Loss per share                          $(5.96)       $(2.07)     $(1.87)

Weighted average number of
  Common Shares outstanding           9,343,868     9,146,000   9,146,000


           The accompanying Notes are an integral part of these Consolidated Financial Statements

                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)

                                  ASSETS


                                                      12/31/93    12/31/92
                                                      --------    --------
CURRENT ASSETS:
  Cash and cash equivalents                          $  1,872     $   145
  Accounts receivable, less allowance for
   doubtful accounts of $1,506 in 1993
   and $3,505 in 1992 (Note 4)                         12,977      20,000
  Inventories (Notes 4 and 10)                         15,289      24,631
  Assets held for sale (Notes 1 and 4)                 17,309          67
  Other current assets                                  1,494       4,129
                                                       ------      ------

Total current assets                                   48,941      48,972
                                                       ------      ------

PROPERTY, PLANT AND EQUIPMENT (Note 4):

  Land                                                    150         442
  Buildings and improvements                            3,597       6,677
  Machinery and equipment                              12,410      16,112
                                                       ------      ------
                                                       16,157      23,231

  Less accumulated depreciation and
   amortization                                        (9,105)    (11,848)
                                                       ------      ------

  Property, plant and equipment, net                    7,052      11,383

INTANGIBLE ASSETS, NET (Note 3)                         1,007       6,696

OTHER ASSETS                                              515       2,408
                                                       ------      ------

TOTAL ASSETS                                          $57,515     $69,459


           The accompanying Notes are an integral part of these Consolidated Financial Statements

                        CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands except per-share data)

                   LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                      12/31/93    12/31/92
                                                      --------    --------
CURRENT LIABILITIES:
  Short-term borrowings and current
   installments of long-term debt of
   $1,562 in 1993 and $1,637 in 1992
   (Note 7)                                           $20,897     $25,912
  Short-term borrowings from BIL (Note 7)                  --      29,292
  Accounts payable                                      8,099      16,782
  Accrued payroll costs                                 9,360       7,624
  Accrued interest, BIL (Note 7)                          185       2,278
  Accrued expenses                                     10,863       8,361
  Accrued restructuring expenses (Notes 1 and 2)        6,292       6,047
                                                       ------      ------

  Total current liabilities                            55,696      96,296
                                                       ------      ------

LONG-TERM DEBT, NET OF CURRENT PORTION (Note 7)         3,622       3,351

LONG-TERM BORROWINGS FROM BIL (Note 7)                  4,802          --

OTHER LONG-TERM LIABILITIES                               403         610

COMMITMENTS AND CONTINGENCIES (Note 15)

STOCKHOLDERS' DEFICIT (Notes 6 and 11):

  Series A Convertible Preferred Stock                 11,089      10,174
  Series B Convertible Preferred Stock                  1,317       1,317
  Series C Convertible Preferred Stock                 20,000          --
  Single Class Common Stock, par value: $.01;
  authorized 120,000,000 shares                           722          --
  Class A Common Stock, par value: $.01;
  authorized 10,000,000 shares                             --          68
  Class B Common Stock, convertible, par value: $.01;
  authorized 10,000,000 shares                             --          24
  Additional paid-in capital                          105,578      43,708
  Accumulated deficit                                (142,449)    (85,585)
  Minimum pension liability adjustment                 (2,606)         --
  Cumulative translation adjustments                     (659)       (504)
                                                       ------      ------

  Total stockholders' deficit                          (7,008)    (30,798)
                                                       ------      ------

TOTAL LIABILITIES AND STOCKHOLDERS'
  DEFICIT                                             $57,515    $69,459


           The accompanying Notes are an integral part of these Consolidated Financial Statements

          EVEREST & JENNINGS INTERNATIONAL LTD. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
             FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1993
                          (Dollars in thousands)
                                        Series A               Series B
                                      Convertible             Convertible
Class A                                 Class B
                                    Preferred Stock         Preferred Stock
Common Stock                          Common Stock
                                    Shares    Amount        Shares    Amount
Shares                              Amount    Shares        Amount
Balance at December 31, 1990            --        --            --        --
6,791,102                              $68 2,355,177           $24


Conversion of Common Stock              --        --            --        --
1,750                                   --    (1,750)           --

Net loss                                --        --            --        --
- --                                      --        --            --

Additional cash contribution
to the capital of a subsidiary          --        --            --        --
- --                                      --        --            --

Book value of the proposed
Convertible Preferred Stock
to be issued                            --        --            --        --
- --                                      --        --            --

Sale of European subsidiaries           --        --            --        --
- --                                      --        --            --

Translation adjustments of
consolidated subsidiaries               --        --            --        --
- --                                      --        --            --
                                   -------      ----         -----      ----
- ---------                              --- ---------           ---

Balance at December 31, 1991            --      $ --            --      $ --
6,792,852                              $68 2,353,427           $24

Series A Convertible Preferred
Stock issued upon conversion
of a convertible note payable    5,850,380     9,797            --        --
- --                                      --        --            --

Pay-in-kind dividends on Series A
Convertible Preferred Stock        225,039       377            --        --
- --                                      --        --            --

Reclassification of value of
Series B Convertible Preferred
Stock as of December 31, 1991           --        --       759,542     1,272
- --                                      --        --            --

Adjustment to actual number of
shares of Series B Convertible
Preferred Stock issued                  --        --        26,815        45
- --                                      --        --            --

Net loss                                --        --            --        --
- --                                      --        --            --

Translation adjustments                 --        --            --        --
- --                                      --        --            --
                                  --------    ------        ------     -----
- --------                               ---  --------           ---

Balance at December 31, 1992     6,075,419   $10,174       786,357    $1,317
6,792,852                              $68 2,353,427           $24


       The accompanying Notes are an integral part of these Consolidated
Financial Statements

                            EVEREST & JENNINGS INTERNATIONAL LTD. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                              FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1993
                                            (Dollars in thousands)
                                                 (continued)

                                     Additional    Accumu-         Cumulative
                                      Paid-in       lated         Translation
                                      Capital      Deficit        Adjustments
                                                                      Total


Balance at December 31, 1990          $43,706      $(49,232)         $3,525
$(1,909)


Conversion of Common Stock                 --             --             --
- --

Net loss                                   --       (17,064)             --
(17,064)

Additional cash contribution
to the capital of a subsidiary              2             --             --
2

Book value of the proposed
Convertible Preferred Stock
to be issued                            1,272             --             --
1,272

                                           --             --        (2,644)
(2,644)
Sale of European subsidiaries

Translation adjustments of
consolidated susidiaries                   --             --        (1,110)
(1,110)
                                       ------        -------          -----
- ------

Balance at December 31, 1991          $44,980      $(66,296)         $(229)
$(21,453)

Series A Convertible Preferred
Stock issued upon conversion
of a convertible note payable              --             --             --
9,797

Pay-in-kind dividends on Series A
Convertible Preferred Stock                --          (377)             --
- --

Reclassification of value of
Series B Convertible Preferred
Stock as of December 31, 1991         (1,272)             --             --
- --

Adjustment to actual number of
shares of Series B Convertible
Preferred Stock issued                     --             --             --
45

Net loss                                   --       (18,912)             --
(18,912)

Translation adjustments                    --             --          (275)
(275)
                                       ------        -------          -----
- ------

Balance at December 31, 1992          $43,708      $(85,585)         $(504)
$(30,798)


       The accompanying Notes are an integral part of these Consolidated
Financial Statements

          EVEREST & JENNINGS INTERNATIONAL LTD. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
             FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1993
                          (Dollars in thousands)
                                (continued)


                                     Series A            Series B               Series C
                                   Convertible          Convertible
Convertible                         Class A(1)           Class B(1)
                                 Preferred Stock      Preferred Stock
Preferred Stock                    Common Stock         Common Stock
                                Shares       Amt      Shares     Amt       Shares
Amt                             Shares       Amt      Shares     Amt
Balance at December 31, 1992   6,075,419   $10,174    786,357   $1,317          --
$   --                         6,792,852       $68  2,353,427      $24

Common Stock Issued                   --        --         --       --          --
- --                                53,333        --         --       --

Reclassification of Common
    Stock (1)                         --        --         --       --          --
                               2,353,427        24 (2,353,427)     (24)

Preferred Stock Issued --
    Debt Conversion                   --        --         --       --
20,000,000                        20,000        --         --       --          --

Common Stock Issued --
    Debt Conversion                   --        --         --       --          --
- --                            55,000,000       550

Stock Issuance Costs --
    Debt Conversion                             --         --       --

Common Stock Issued --
    MCS Acquisition                             --         --       --
                               8,000,000        80

Pay-in-kind dividends on Series
   A Convertible Preferred Stock 546,787       915         --       --          --
- --                                    --        --

Net loss                              --        --         --       --          --
- --

Adjustment for Pension Liability      --        --         --       --          --
- --

Translation adjustments               --        --         --       --          --
- --
                               ---------   -------    -------   ------       -----
- ----                             -----------------        ---     ----         ---

Balance at December 31, 1993   6,622,206   $11,089    786,357   $1,317
20,000,000                       $20,00072,199,612       $722       -0-         -0-

(1) Effective November 18, 1993, Class A Common Stock and Class B Common Stock were combined into a single class Common Stock

The accompanying Notes are an integral part of these Consolidated Financial
                                Statements

                            EVEREST & JENNINGS INTERNATIONAL LTD. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                              FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1993
                                            (Dollars in thousands)
                                                 (continued)

                                                                    Minimum
                                     Additional     Accumu-         Pension
Cumulative
                                      Paid-in        lated         Liability
Translation
                                      Capital       Deficit        Adjustment
Adjustments                            Total
Balance at December 31, 1993         $105,578      $(142,449)       $(2,606)
$(659)                                $(7,008)
Balance at December 31, 1992          $43,708       $(85,585)            --
$(504)                               $(30,798)

Common Stock Issued                        --             --             --
- --                                         --

Reclassification of Common Stock (1)       --             --             --
- --                                         --

Preferred Stock Issued --
     Debt Conversion                       --             --             --
- --                                     20,000

Common Stock Issued --
     Debt Conversion                   54,450             --             --
- --                                     55,000

Stock Issuance Costs --
     Debt Conversion                     (500)            --             --
- --                                       (500)

Common Stock Issued --
     MCS Acquisition                    7,920             --             --
- --                                      8,000

Pay-in-kind dividends on Series A
Convertible Preferred Stock                --         (1,167)            --
- --                                       (252)

Net loss                                   --        (55,697)            --
- --                                    (55,697)

Adjustment for Pension Liability           --             --         (2,606)
- --                                     (2,606)

Translation adjustments                    --             --             --
(155)                                    (155)
                                       ------       --------        -------
- -----                                   -----

Balance at December 31, 1993         $105,578      $(142,449)       $(2,606)
$(659)                                $(7,008)

(1) Effective November 18, 1993, Class A Common Stock and Class B Common Stock were combined into a single class Common Stock

          The accompanying Notes are an integral part of these Consolidated
Financial Statements

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)

                                              Year Ended December 31
                                              ----------------------
                                          1993         1992        1991
                                          ----         ----        ----
Cash flows from operating activities:

Net loss                               $(55,697)     $(18,912)   $(17,064)
Adjustments to reconcile net loss
   to cash used in operating activities:
  Depreciation and amortization           2,637         2,736       4,235
  Loss recognized as in-process R&D
   on MCT acquisition                     9,764            --          --
Restructuring expenses (Note 2):
  Reserve on disposition of Smith &
   Davis institutional business          13,000            --          --
  Write-down in value of certain
   accounts receivable, inventories
   and other assets                          --            --         750
  Write-down in value of certain
   properties and equipment                  --            --       5,552
  Net increase (decrease) in certain
   accrued expenses                         245        (8,048)     12,222
  Write-down of certain properties           --            --       1,500
Loss (gain) on sale of certain fixed
 assets                                      --           356        (206)
Loss (gain) on sale of European
 operations (Note 5)                         --           240      (6,600)
Loss on sale of assets held for sale         --           127          --
Changes in operating assets and
 liabilities net of effects of
 the 1993 MCT acquisition (Note 8):
  Accounts receivable                    (1,652)        1,245       3,128
  Inventories                             2,336          (507)          6
  Accounts payable                       (9,268)         (709)     (2,647)
  Accrued interest, BIL                   2,409         1,820      (1,004)
  Accrued expenses                        1,421        (2,623)     (7,530)
  Other, net                                817          (759)        269
                                         ------        ------      ------
  Cash used in operating activities     (33,988)      (25,034)     (7,389)
                                         ------        ------      ------

Cash flows from investing activities:

Capital expenditures                       (955)       (3,364)     (1,390)
MCT acquisition, net of cash acquired    (1,833)           --          --
Proceeds from sale of European
 operations, net of expenses and
 settlement of intercompany accounts
 (Note 5)                                    --         1,544      16,713
Proceeds from sale of assets held
 for sale                                    --        12,633          --
Proceeds from sale of certain fixed
 assets                                      --            38       2,643
                                         ------        ------      ------

Cash provided by (used in) investing
 activities                              (2,788)       10,851      17,966
                                         ------        ------      ------

Cash flows from financing activities:

Advances from BIL (Note 7)               45,795        24,000          --
Repayments to BIL (Note 7)                   --       (22,082)     (3,000)
Repayment of Bank Loan (Note 7)              --            --      (8,344)
Costs pertaining to equity conversion      (500)           --          --
Other borrowings of short-term and
 long-term debt, net                     (6,326)       11,479       3,812
Changes in other long-term liabilities     (311)          (66)     (2,328)
                                         ------        ------      ------

Cash provided by (used in) financing
 activities                              38,658        13,331      (9,860)
                                         ------        ------      ------

Effect of exchange rate changes on
 cash flows                                (155)         (135)        (27)
                                         ------        ------      ------

Increase (decrease) in cash balance       1,727          (987)        690
Cash and cash equivalents at beginning
 of year                                    145         1,132         442
                                         ------        ------      ------

Cash and cash equivalents at
 end of year                             $1,872        $  145      $1,132


Supplemental cash flow information:

  Cash paid for interest                 $2,611        $2,128      $1,951
  Cash paid for income taxes                164            55          36




Supplemental information for noncash financing and investing activities:

     As of March 17, 1992, $9,797 of debt and accrued interest was converted by BIL into 5,850,380 shares of Series A Convertible Preferred Stock.

     Effective as of December 31, 1993, the Common Stock Note in the principal amount of $55,000 was converted into 55,000,000 shares of Common Stock and the Preferred Stock Note in the principal amount of $20,000 was converted into 20,000,000 shares of Series C Convertible Preferred Stock.

     In accordance with SFAS No. 87, the Company has recorded an additional minimum pension liability for underfunded plans of $2,606 at December 31, 1993 (Note 12).

     During 1993, the Company entered into new capital lease agreements of $2,465 for the new computer and phone system.


            The accompanying Notes are an integral part of these
                     Consolidated Financial Statements

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands except per-share data)


NOTE 1 -- CORPORATE RESTRUCTURING

     Since 1989 the Company has incurred substantial financial losses in a continuing effort to restructure its operations with the objective of becoming a stronger long-term competitor in the durable medical equipment industry. Restructuring activities to date have included asset sales, significant reductions in headcount, salaries and fringe benefits, plant closures and consolidations, product line rationalization, debt to equity conversion and outsourcing of manufacturing operations. In 1992 the Company relocated its corporate headquarters and principal wheelchair manufacturing operations from Camarillo, California to St. Louis, Missouri. The relocation facilitated the consolidation of corporate offices and other key administrative, sales/marketing, and technical functions with existing Company operations in the St. Louis area. In October, 1993, the Company transferred its data operations from California to Missouri, which represented the final step in the Company's relocation. In addition to the foregoing, the Company is pursuing the sale or other disposition of the Smith & Davis institutional business and Everest & Jennings de Mexico.

     At January 1, 1992, the Company owed Security Pacific National Bank (the "Bank") approximately $22.7 million ("Bank Loan") under a First Amended and Restated Credit Agreement (the "Agreement") dated August 30, 1991. In order to facilitate the relocation process to Missouri, on February 21, 1992, BIL (Far East Holdings) Limited ("BIL"), currently the Company's majority stockholder, acquired all of the Bank's rights ("Bank Interest") in the Agreement. In connection with the acquisition by BIL of the Bank Interest, BIL agreed (a) to permit the Company to consolidate its U.S. manufacturing facilities, corporate headquarters and administrative functions in St. Louis, Missouri, (b) to permit the Company to borrow additional funds and to obtain letters of credit from a lender other than BIL as necessary for consolidation and for working capital, and (c) to release or subordinate its security interests under the Agreement to allow the Company to obtain financing from a third party lender for working capital and to effect and facilitate the consolidation of operations and corporate headquarters in St. Louis, Missouri.

     In anticipation of the Company receiving additional financing from a third party lender, BIL advanced the Company $18 million through October 1, 1992. These funds were used by the Company to finance, in part, the relocation and the restructuring as well as for working capital purposes.

     On September  30, 1992,  the Company finalized a $20 million revolving credit facility with The Hongkong and Shanghai Banking Corporation ("HSBC"). The repayment of the HSBC facility has been guaranteed by
Brierley Investments Limited, an affiliate of BIL. From the proceeds of the HSBC facility, $11 million was utilized to repay advances (described in the preceding paragraph) made by BIL during the second and third quarters of 1992. The remaining proceeds were used to fund restructuring expenses, to replace existing letters of credit and for working capital purposes. BIL has provided the Company with additional funding beyond the amounts available under the HSBC credit line. In November and December, 1992, BIL advanced an additional $7 million for operating needs for the restructuring, bringing the total BIL advances outstanding on December 31, 1992 to $14 million.

     During the first three quarters of 1993, BIL advanced $37.8 million to the Company to fund operating losses, previously accrued restructuring charges and to pay down the HSBC Revolving Credit Agreement. As of September 30, 1993, the Company and BIL entered into a Debt Conversion Agreement, which provided, in part, for the conversion of $75,000,000 of short-term indebtedness, including accrued interest, into equity. See Note 6 -- Debt Restructuring and Conversion. From October 1, 1993 to December 31, 1993, BIL advanced $8 million to the Company to fund operating losses and previously accrued restructuring charges. See Note 7 -- Debt for details as to the Company's indebtedness to BIL and other lenders.

     The accompanying consolidated financial statements have been prepared under the going concern concept. The going concern concept anticipates an entity will continue in its present form and, accordingly, uses the historical cost basis to prepare financial statements. The Company has incurred substantial restructuring expenses and recurring operating losses and has a net capital deficiency at December 31, 1993. No assurance can be made that the Company will successfully emerge from or complete its restructuring activities.



NOTE 2 -- RESTRUCTURING EXPENSES

Fiscal 1993

     During the fourth quarter of 1993, the Company recorded $15.1 million in connection with the consolidation of manufacturing and distribution facilities in the United States and Canada ($2.1 million) and the sale or other disposition of the Smith & Davis institutional business ($13 million). The charge with respect to the manufacturing and distribution facilities primarily relates to the termination of various facilities leases. The amount recorded for the sale or other disposition of Smith & Davis is as follows:

    Reduction of assets to estimated net realizable values       $10,030
    Estimated operating losses during phase-out period             1,240
    Disposal costs, including transaction costs                    1,730
                                                                 -------
                                                                 $13,000


     The reduction of assets to estimated net realizable value is mainly attributable to intangible assets and property, plant and equipment.

     During 1993, the Company determined to explore the sale or other disposition of (i) the Smith & Davis hospital bed and nursing home bed and furniture business, and (ii) Everest & Jennings de Mexico. The Company has prepared estimates of the net realizable value of related assets to be sold (see Note 4 -- Assets Held for Sale) and other costs directly associated with the decision to dispose of such business along with expected operating losses to be incurred until the businesses are sold or otherwise disposed.


Fiscal 1992

     During 1992 the Company recorded additional charges of $5.2 million in connection with the restructuring and relocation process. This charge was related and incremental to the $18.5 million recorded in 1991 and described below. It reflected higher than originally anticipated costs primarily in the areas of 1) duplication of employees and facilities in both California and Missouri during the relocation process; 2) production inefficiencies in California operations due to the loss of skilled employees after the relocation announcement and the subsequent hiring of temporary employees as replacements; 3) production and startup inefficiencies in the St. Louis facility due to the large number of new and temporary employees hired and trained; 4) interest expense of $0.5 million on incremental borrowings required to finance the relocation and related inventory buildup; and 5) provision for potential scrap and physical inventory losses related to the relocation. A portion of the original restructuring reserve not utilized for other purposes was also allocated to provide for the termination of the contracts between the Company and certain independent manufacturer's representative organizations pursuant to which those organizations solicited orders for the Company's products in the United States.


Fiscal 1991

     In 1991, the Company announced that it would be consolidating its U.S. manufacturing operations and Corporate headquarters in St. Louis, Missouri. This decision was made in response to the higher cost of manufacturing in Southern California and to take advantage of synergies with its existing Missouri based operations.

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

CASH AND CASH EQUIVALENTS: The Company considers all highly liquid short-term investments with maturities of three months or less to be cash equivalents and, therefore, includes such investments as cash and cash equivalents in its consolidated financial statements.

VALUATION OF  INVENTORIES:   Inventories are  stated at  the lower of cost,
determined by the first-in, first-out (FIFO) method, or market. Inventory costs consist of material cost, labor cost and manufacturing overhead.

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are carried at cost except for certain assets which have been written down in value in anticipation of lower utilization in future periods (see Note 2 -- Restructuring Expenses). Provisions for depreciation and amortization are determined using the straight-line method based upon the estimated useful life of the asset. Leasehold improvements are amortized over the life of the related lease.

INVESTMENT IN JOINT VENTURE: On August 15, 1990, the Company entered into a joint venture agreement with an Indonesian company. The Company contributed fixed assets valued at $300 to the joint venture in exchange for 30% of the joint venture's outstanding common stock. The Company accounts for this investment under the equity method. Due to continued losses experienced by the joint venture, the Company wrote off the remaining investment balance in 1993.

EXCESS OF INVESTMENT OVER NET ASSETS ACQUIRED: At December 31, 1993, Intangible assets, net, includes primarily the excess of cost over net assets acquired (goodwill) of Medical Composite Technology, Inc. which will be amortized using the straight-line method over a period of three years. At December 31, 1992, the balance was primarily comprised of the goodwill related to the acquisition of Smith & Davis Manufacturing Company, which was being amortized over 30 years. Due to the Company's decision to dispose of Smith & Davis, the unamortized balance was written-off at December 31, 1993. Balances outstanding at the end of 1993 and 1992 were $900 and $6,696, respectively, net of amortization of $750 in 1992.

INCOME TAXES: As of January 1, 1993, the Company adopted SFAS 109, "Accounting for Income Taxes". SFAS 109 utilizes an asset and liability approach in accounting for income taxes and requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. Since it is unlikely that the Company will realize the future tax benefits of the deferred tax asset due to its substantial net operating losses, a valuation allowance was established for the full amount and thus the adoption of SFAS 109 had no impact on the consolidated financial statements of the Company.

LOSS PER SHARE: Loss per share for each of the years in the three-year period ended December 31, 1993 is calculated based on the weighted average number of the combined shares of both Class A and Class B Common Stock during the periods, and the weighted average number of shares of single class Common Stock after November 18, 1993.

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

RECLASSIFICATION: Certain reclassifications have been made to prior period consolidated financial statements to conform with current period presentation. The reclassifications have no effect on net loss as previously reported.



NOTE 4 -- ASSETS HELD FOR SALE


     Net assets held for sale for the disposition of Smith & Davis consist of the following at December 31, 1993, and are stated at net realizable values:

                 Smith & Davis:
                    Accounts receivable               $  7,699
                    Inventories                          6,146
                    Land and buildings                   1,490
                    Machinery & equipment                1,100
                    Other assets                           196
                                                        ______
                                                        16,631
                 Everest & Jennings de Mexico:
                    Net assets                             678
                                                        ______
                 Total assets held for sale            $17,309

     Combined revenues and net loss from continuing operations (unaudited) for Smith & Davis and Everest & Jennings de Mexico for the year ended December 31, 1993 were $38,227 and $(23,909), respectively.



NOTE 5 -- SALE OF EUROPEAN OPERATION

     On October 4, 1991, the Company sold 85% of its wholly owned German subsidiary, Ortopedia GmbH, for approximately $19.6 million, while retaining a 15% interest in Ortopedia Holding GmbH, the new parent of Ortopedia GmbH. Under the sale agreement, the Company received an option to purchase an additional 5% of Ortopedia under certain circumstances. As a result of the transaction, the Company recorded a $6.6 million gain in 1991. Cash proceeds from the sale were used to reduce $8.3 million of the Company's indebtedness to the Bank, and to reduce $3 million of indebtedness to BIL with the balance used to pay closing costs and to fund working capital requirements. The Company's remaining interest in Ortopedia GmbH was accounted for using the cost method. In 1992 the Company sold its remaining 15% interest in Ortopedia Holding GmbH for $1.5 million, at a loss of $240. These proceeds were used for general working capital purposes.



NOTE 6 -- DEBT RESTRUCTURING AND CONVERSION

     As of September 30, 1993, the Company, Everest & Jennings, Inc. ("E&J Inc."), Jennings Investment Co. and BIL entered into a Debt Conversion Agreement to provide for the conversion (the "Debt Conversion Transaction") of approximately $75 million in principal and accrued, unpaid interest (the "Converted BIL Debt"), owed by the Company and E&J Inc. to BIL pursuant to the Agreement (as defined in Note 7), the Amended 10.5% Note (as defined in
Note 7), and the Interim Loans (as defined in Note 7). Pursuant to the Debt Conversion Agreement, (a) the Company and E&J Inc. issued to BIL a Convertible Promissory Note -- Common Stock (the "Common Stock Note") in the initial principal amount of $45 million and a Convertible Promissory Note -- Preferred Stock (the "Preferred Stock Note") in the original principal amount of $20 million; (b) BIL agreed to lend to E&J Inc. $5.7 million to allow E&J Inc. to repay the outstanding balance of cash advances owed by E&J Inc. to HSBC under the terms of a Revolving Credit Agreement dated as of September 30, 1992, as amended (the "Revolving Credit Agreement"), between E&J Inc. and HSBC; (c) Brierley Investments Limited, an affiliate of BIL, agreed to guarantee a letter of credit facility ("Letter of Credit Facility") between E&J Inc. and HSBC (or an alternative commercial lending institution) in an amount not exceeding $6 million through and including June 30, 1995; (d) BIL, as guarantor of the obligations of E&J Inc. under the Revolving Credit Agreement, agreed to an amendment of the Revolving Credit Agreement whereby cash advances of up to $10 million were made available for E&J Inc.'s working capital needs; (e) the Company and E&J Inc. agreed to indemnify (the "Indemnification Obligation") BIL from and against any and all losses arising out of BIL's guarantee of the Letter of Credit Facility and the Revolving Credit Agreement; (f) BIL agreed to lend to the Company and E&J Inc. up to $12.5 million pursuant to the terms of the Revolving Promissory Note; (g) BIL and the Company and E&J Inc. entered into a Security Agreement (the "Security Agreement") pursuant to which the Company and E&J Inc. granted a security interest in all of their assets to BIL to secure on a pari passu basis the obligations of the Company and E&J Inc. to BIL under the Common Stock Note, the Preferred Stock Note, the Revolving Promissory Note and the Indemnification Obligation; and (h) the Company and BIL entered into a Registration Rights Agreement pursuant to which the Company granted to BIL registration rights with respect to shares of Common Stock held as of the date of the Registration Rights Agreement and shares of Common Stock obtained by BIL as a result of the conversion of the Common Stock Note and Series C Preferred Stock issuable upon conversion of the Promissory Stock Note. E&J Inc. used $10 million under the Revolving Credit Agreement to repay a $10 million loan from Mercantile Bank on October 8, 1993. This loan had been collateralized by a $10 million letter of credit issued by HSBC under the Revolving Credit Agreement. Due to such loan repayment, E&J Inc. has no further cash availability under the Revolving Credit Agreement.

     The Company held a Special Meeting of Stockholders on December 31, 1993, to ratify and approve the Debt Conversion Transaction. Concurrent with ratification and approval of the Debt Conversion Transaction, the Company's stockholders approved and adopted amendments to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 25,000,000 to 120,000,000 and to increase the number of authorized shares of Preferred Stock from 11,000,000 to 31,000,000 (the "Recapitalization Proposals").

     BIL had agreed, upon stockholder approval of the Debt Conversion Transaction and the Recapitalization Proposals, to advance E&J Inc. $10 million to pay HSBC the cash advance it made to E&J Inc. under the Revolving Credit Agreement. Such advance by BIL to E&J Inc. would result in an increase in the principal amount of the Common Stock Note from $45 million to $55 million. However, subsequent to the Special Meeting of Stockholders, BIL and E&J Inc. agreed to transfer $10 million from the Revolving Promissory Note to the Common Stock Note, thus increasing the balance of the Common Stock Note to $55 million.

     The Common Stock Note was scheduled to mature on March 31, 1994, bear interest at the rate of 8% per annum from and after March 31, 1994, and was secured by a lien on and security interest in all assets of the Company and E&J Inc. on a pari passu basis with the repayment and other obligations of the Company and E&J Inc. under the Preferred Stock Note, the Revolving Promissory Note and the Indemnification Obligation. The Common Stock Note was subordinated to all debt borrowed by the Company or E&J Inc. from, or the payment of which had been guaranteed by the Company or E&J Inc. to, HSBC, the Pension Benefit Guaranty Corporation, Congress Financial Corporation and any other financial institution constituting a principal lender to the Company and/or E&J Inc.

     The Common Stock Note was convertible into that number of shares of Common stock equal to the outstanding principal balance of that Note at conversion divided by a stated conversion price ($1.00 per share, subject to antidilution adjustment). The Common Stock Note automatically converted in full upon satisfaction of all of the following conditions:
(a) ratification of the Debt Conversion Transaction by the stockholders of the Company; (b) approval and adoption of the Common Stock Amendment and the Preferred Stock Amendment by the stockholders of the Company; (c) the filing and effectiveness of an amendment to the Company's Certificate of Incorporation to effect the Common Stock Amendment and the Preferred Stock Amendment; (d) adoption by the Board of Directors of resolutions to designate the Series C Preferred Stock and the filing and effectiveness of a Certificate of Designations of the Series C Preferred Stock (the "Series C Certificate of Designations"); (e) reservation of a sufficient number of shares of Series C Preferred Stock for issuance on conversion of the Preferred Stock Note; (f) reservation of a sufficient number of Common shares for issuance on conversion of the Common Stock Note and the Series C Preferred Stock issued on conversion of the Preferred Stock Note; and
(g) approval for listing on the American Stock Exchange of the Common shares issuable on conversion of the Common Stock Note and the Series C Preferred Stock issued on conversion of the Preferred Stock Note. BIL waived condition (g), and the Common Stock Note converted into 55 million shares of Common stock on January 12, 1994.

     The Preferred Stock Note was scheduled to mature on March 31, 1994, bear interest at the rate of 8% per annum from and after March 31, 1994, and was secured by a lien on and security interest in all assets of the Company and E&J Inc. on a pari passu basis with the repayment and other obligations of the Company and E&J Inc. under the Common Stock Note, the Revolving Promissory Note and the Indemnification Obligation. The Preferred Stock Note was subordinated to all debt borrowed by the Company or E&J Inc. from, or the payment of which had been guaranteed by the Company or E&J Inc. to, HSBC, the Pension Benefit Guaranty Corporation,
Congress Financial Corporation and any other financial institution constituting a principal lender to the Company and/or E&J Inc.

     The Preferred Stock Note was convertible into a number of shares of Series C Preferred Stock equal to the outstanding principal balance of that Note at conversion divided by a stated conversion price ($1.00 per share, subject to antidilution adjustment). The Series C Preferred Stock is convertible into shares of Common stock on a one-for-one basis. The Preferred Stock Note automatically converted in full upon satisfaction of all of the following conditions: (a) ratification of the Debt Conversion Transaction by the stockholders of the Company; (b) approval and adoption of the Common Stock Amendment and the Preferred Stock Amendment by the
stockholders of the company; (c) the filing and effectiveness of an amendment to the Company's Certificate of Incorporation to effect the
Common Stock Amendment and the Preferred Stock Amendment; (d) adoption by the Board of Directors of resolutions to designate the Series C Preferred Stock and the filing and effectiveness of a Certificate of Designations of the Series C Preferred Stock (the "Series C Certificate of Designations");
(e) reservation of a sufficient number of shares of Series C Preferred Stock for issuance on conversion of the Preferred Stock Note;
(f) reservation of a sufficient number of Common shares for issuance on conversion of the Common Stock Note and the Series C Preferred Stock issued on conversion of the Preferred Stock Note; and (g) approval for listing on the American Stock Exchange of the Common shares issuable on conversion of the Common Stock Note and the Series C Preferred Stock issued on conversion of the Preferred Stock Note. BIL waived condition (g), and the Preferred Stock Note converted into 20 million shares of Series C Convertible Preferred Stock on January 12, 1994.

The conversions of both the Common Stock Note and the Preferred Stock Note have been reflected in the consolidated financial statements as of December 31, 1993. No gain or loss was recognized as a result of the Debt Conversion Transaction.



NOTE 7 -- DEBT

     The Company's debt as of December 31, 1993 and 1992 is as follows:

                                                  1993          1992
                                                  ----          ----
  Notes payable to BIL
   (Net of FASB 15 adjustment)                 $    --         $29,292
  Revolving Promissory Note to BIL               4,802              --
  Loans from HSBC                               10,000          15,093
  Other domestic debt                           10,844          10,258
  Foreign debt                                   3,675           3,912
                                                ------          ------
      Total debt                                29,321          58,555

  Less short-term debt and current
   installments of long-term debt               20,897          55,204
                                                ------          ------

  Long-term debt, net of current
   installments, including
   Revolving Promissory Note to BIL            $ 8,424         $ 3,351




    Aggregate long-term debt maturities during each of the next five fiscal years follows:

                          1994           $20,897
                          1995             5,762
                          1996             1,049
                          1997             1,127
                          1998               486
                                         -------
                                         $29,321


    On August 30, 1991, the Company executed a First Amended and Restated Credit Agreement (the "Agreement") concerning the restructuring of its debt ("the Bank Loan") with Security Pacific National Bank (the "Bank"). Under the provisions of the Agreement the payment of cash dividends to common stockholders was prohibited. The Bank Loan was secured by essentially all tangible and intangible assets of the Company, its principal subsidiary, Everest & Jennings, Inc., and the stock of the Company's other subsidiaries. On October 4, 1991, the Company sold Ortopedia GmbH and repaid the Bank $8.3 million of its indebtedness. In November, 1991, certain provisions of the Agreement with the Bank were amended. The amended Agreement obligated the Company to repay its indebtedness to the Bank by March 31, 1993. Additionally, if this indebtedness was reduced to $13 million or less by March 31, 1993, the payment of interest at the rate of 2.25% over prime would be waived from April 1, 1992 through March 31, 1993. The Company agreed to issue a new class of voting convertible preferred stock to the Bank representing approximately 5% of the voting stock of the Company. In order to facilitate the relocation process by the Company from California to Missouri, on February 21, 1992, BIL acquired all of the Bank's rights (the "Bank Interest") in the Agreement. The acquisition of the Bank Loan by BIL resulted in BIL acquiring the new class of voting Series B Convertible Preferred Stock (786,000 shares). As a condition of the HSBC Revolving Credit Agreement, BIL subordinated the repayment of the Bank Loan and the Amended 10.5% Note (as defined below) to the repayment of the HSBC debt. As of March 31, 1993, BIL extended the March 31, 1993 Bank Loan due date to June 30, 1993. As of June 30, 1993, BIL agreed to extend the due date of the Bank Loan to September 30, 1993. As of September 30, 1993, the Bank Loan was restructured as part of the Debt Conversion Transaction.

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

    On October 9, 1992 the Company sold its facility in Camarillo, California. Under the terms of the Debt Restructure Agreement, the Company was obligated to utilize the proceeds from this sale to repay $3 million of the Amended 10.5% Note with the balance to be applied against the Bank Loan. Accordingly, $3.0 million and $8.1 million, respectively, were repaid, leaving a balance of $0.9 million on the Amended 10.5% Note and a balance of $14.6 million on the Bank Loan. The due date of the Amended 10.5% Note was extended by BIL to June 30, 1993, and then subsequently to September 30, 1993. As of September 30, 1993, the Amended 10.5% Note was restructured as part of the Debt Conversion Transaction.

    During 1992 BIL advanced the Company $25 million, of which $11 million was repaid from the proceeds of the HSBC loan, leaving a net balance of $14 million as of December 31, 1992. An additional $31.1 million was advanced on various dates through September 30, 1993, with a maturity date of one year after the date of each respective advance. The indebtedness to BIL carried an interest rate of 6.5% and was evidenced by various Promissory Notes. The first $15 million of these Promissory Notes provided for repayment upon the Company obtaining new financing. However, as noted earlier, only $11 million of this amount was repaid and BIL amended the terms of the $4 million balance to provide for a September 30, 1993 repayment date. The due date had previously been extended to June 30, 1993. The remaining $41.1 million of Promissory Notes outstanding at September 30, 1993 generally had a one year term and matured on various dates through September 30, 1994. The advances described above in this paragraph are hereinafter referred to as "Interim Loans". As of September 30, 1993, the Interim Loans were restructured as part of the Debt Conversion Transaction.

    As of September 30, 1993, the Company borrowed $6.8 million as advances under the Revolving Promissory Note. During the fourth quarter, 1993, the Company additionally borrowed $8 million under the Revolving Promissory Note, bringing the total borrowings under such Note to $14.8 million. Of these borrowings, $10 million was transferred from the Revolving Promissory Note to the Common Stock Note, thus leaving the Revolving Promissory Note with a balance of $4.8 million at December 31, 1993.

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

     In September, 1993, the outstanding HSBC loan balance of $5.7 million was repaid utilizing a cash advance provided by BIL under the Revolving Promissory Note. Furthermore, as of September 30, 1993, HSBC and E&J Inc. agreed to amend the Revolving Credit Agreement and extend its term for approximately one year. The HSBC facility, as amended, provides up to $6 million for letter of credit availability and, additionally, cash advances of up to $10 million to E&J Inc. E&J Inc., on October 8, 1993, repaid the $10 million loan from Mercantile Bank by utilizing $10 million of cash advances from the HSBC facility.

     BIL had agreed, upon stockholder approval of the Debt Conversion Transaction and the Recapitalization Proposals, to advance to E&J Inc. $10 million to pay HSBC the cash advance made by it under the Revolving Credit Agreement. Such advance by BIL to E&J Inc. would result in an increase in the principal amount of the Common Stock Note from $45 million to $55 million. Subsequent to the stockholders' approval of the Debt Conversion Transaction and the Recapitalization Proposals, BIL and E&J Inc. agreed to transfer $10 million from the Revolving Promissory Note to the Common Stock Note, thereby increasing the balance of the Common Stock Note to $55 million.

    In connection with the MCT acquisition, a total of $2.0 million was advanced by the Company to MCT prior to the closing of the transaction in January, 1994. These advances have been treated as part of the purchase price for the MCT acquisition. The advances were funded to the Company by BIL and constituted borrowings under the Revolving Promissory Note.

    As of September 30, 1993, the Company entered into the Debt Conversion Agreement with BIL whereby $65 million of the indebtedness represented by the Bank Loan, the Amended 10.5% Note and the Interim Loans (collectively, the "Converted BIL Debt") was restructured by the issuance of the Common Stock Note and the Preferred Stock Note (see Note 6). The balance of the indebtedness owed BIL ($6.8 million) which was not converted into the Common Stock Note and the Preferred Stock Note was treated as advances under the Revolving Promissory Note.

     As part of the Debt Conversion Transaction, BIL agreed to provide to the Company and E&J Inc. a revolving credit facility of up to $12.5 million, as evidenced by the Revolving Promissory Note. At December 31, 1993, $4.8 million had been advanced to the Company and E&J Inc. by BIL under the Revolving Promissory Note. The Revolving Promissory Note matures on June 30, 1995, bears interest at the rate of 8% per annum, and is secured by a lien on and security interest in all assets of the Company and E&J Inc. on a pari passu basis with the repayment and other obligations of the Company and E&J Inc. under the Common Stock Note, the Preferred Stock Note and the Indemnification Obligation. The Revolving Promissory Note is subordinated to all debt borrowed by the Company or E&J Inc. from, or the payment of which has been guaranteed by the Company or E&J Inc. to, HSBC, the Pension Benefit Guaranty Corporation, Congress Financial Corporation and any other financial institution constituting a principal lender to the Company and/or E&J Inc. As of December 31, 1993, $0.2 million was the outstanding accrued, unpaid interest balance due BIL under the Revolving Promissory Note.

    In July, 1991, the Company obtained a three-year $13 million secured credit facility at an interest rate of prime plus 3% for its Smith & Davis subsidiary. The facility is secured by substantially all of the assets of Smith & Davis. In February, 1993 this credit line was amended to increase the availability of funding to the Company and reduce the borrowing cost to prime plus 2%. At December 31, 1993, the Company had borrowed $5.1 million under this line. Additionally, Smith & Davis had other borrowings primarily consisting of amounts owed under certain industrial revenue bonds totaling $1.7 million at December 31, 1993, with interest rates ranging from 8% to prime plus 3%. These amounts are due at various semi-annual intervals through 1996.

    On May 12, 1992, the Company's Canadian operations renewed existing credit facilities in the aggregate of $5.1 million, on which $3.7 million was borrowed as of December 31, 1993 at interest rates ranging from prime plus 1/2% to prime plus 3/4%. The loans are secured by the net assets of the Canadian subsidiary.

    At December 31, 1993, the Company was contingently liable under existing letters of credit in the aggregate amount of approximately $3.7 million.

     Pursuant to an agreement with its joint venture partner in Indonesia, the Company has agreed to guarantee up to $1 million of indebtedness incurred by the joint venture to fund its operations.



NOTE 8 -- ACQUISITION

     In January, 1994, the Company completed the acquisition (the "Acquisition") of Medical Composite Technology, Inc. ("MCT"). The $10.6 million purchase price consisted of the issuance of 8,000,000 shares of Common Stock, $2 million in the form of pre-closing cash advances, and the assumption of $0.6 million of net liabilities. Additionally, the Company assumed 107,614 unvested stock options; such options are for the purchase of the Company's Common Stock. MCT develops, designs, manufactures and markets state-of-the-art durable medical equipment, including wheelchairs and other medical mobility products and assistive devices.

     The Acquisition was accounted for as a purchase. $9.7 million of the purchase price is attributable to in-process research and development, and has been expensed as of December 31, 1993. The balance of the purchase price over the fair value of assets acquired has been allocated to goodwill. The amount allocated to goodwill was approximately $0.9 million which will be amortized over a period of three years.

     For purposes of consolidated financial statement presentation, the Acquisition has been accounted for as if it was completed on December 31, 1993. Accordingly, the Company's consolidated financial statements include the assets and liabilities of MCT.

     Pro forma combined results of operations (unaudited) of the Company and MCT for the year ended December 31, 1993 are denoted below. Pro forma results of operations are not necessarily indicative of the results of operations if the companies had constituted a single entity during the period combined.

               Net sales                                    $95.4
               Net loss from continuing operations         (60.1)
               Net loss per share                          (3.47)



NOTE 9 -- INCOME TAXES

The components of income tax expense (benefit) from continuing operations for each of the years in the three year period ended December 31, 1993 are as follows:
                           1993          1992           1991
                           ----          ----           ----
   Current:
      Federal             $  --       $    --          $  --
      Foreign               197           107            303
      State                            (1,786)           100

   Deferred:
      Federal                --            --             --
      Foreign               (24)          (58)           (26)
      State                  --            --             --

                          $ 173       $(1,737)         $ 377



A reconciliation of the provision (benefit) for taxes on loss from continuing operations and the amount computed using the statutory federal income tax rate of 34% for each of the years in the three year period ended December 31, 1993 is as follows:

                                            1993         1992        1991
                                           ------       ------      ------

   Computed "expected" tax (benefit)      $(18,878)    $(7,021)    $(5,674)
   Increases (reductions) due to:
      State taxes, net of federal
         benefit                                --      (1,786)         66
      Foreign subsidiaries with
         different tax rates                   319         (60)       (122)
      Domestic losses with no tax
         benefit                            18,732       7,130       6,107
                                            ------      ------      ------

                                              $173     $(1,737)       $377



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

    The Company and certain subsidiaries file consolidated federal income and combined state tax returns. For federal income tax purposes, as of
December 31, 1993, the Company has net operating loss (NOL) carryforwards of approximately $98 million and tax credit carryforwards of approximately $1 million that expire in 1997 through 2008. In accordance with the Internal Revenue Code, when certain changes in company ownership occur, utilization of NOL carryforwards is limited. The Company has determined that there has been a change in ownership due to the various debt and equity transactions consummated with BIL as described in Note 7 -- Debt. As a result, approximately $88.5 million of the Company's NOL carryforwards are subject to an annual limitation of approximately $3 million. If the full amount of that limitation is not used in any year, the amount not used increases the allowable limit in the subsequent year.

    In addition, there are approximately $7 million and $5 million, respectively, of preacquisition NOL carryforwards generated by Smith & Davis and MCT with expiration dates through 2004. Annual utilization of these NOLs is limited to $0.6 million for Smith & Davis and $0.5 million for MCT to reduce that entity's future contribution to consolidated taxable income.

     The Company's foreign source income is not material.



NOTE 10 -- INVENTORIES

Inventories at December 31, 1993 (excluding those inventories held for sale, see Note 4 -- Assets Held for Sale) and 1992 consist of the following:

                                  1993            1992
                                  ----            ----

      Raw materials            $  8,219         $12,691
      Work-in-process             4,131           6,682
      Finished goods              2,939           5,258
                                 ------          ------
                                $15,289         $24,631




NOTE 11 -- COMMON AND PREFERRED STOCK

     The Company has two employee stock option plans that provide for the grant to eligible employees of stock options to purchase shares of Common Stock. The Everest & Jennings International Ltd. 1981 Employees Stock Option Plan expired in 1991. Options are exercisable over a ten-year period. Stock options were granted at prices which represent the fair market value of the Common Stock on the date of grant. The changes in this stock option plan in each of the years in the three year period ended December 31, 1993 are summarized as follows:

                                               Year Ended December 31
                                               ----------------------
                                            1993       1992        1991
                                            ----       ----        ----

   Outstanding, beginning of year         229,371     393,910     468,151
   Granted                                     --          --          --
   Exercised                                   --          --          --
   Cancelled                             (131,921)   (164,539)    (74,241)
                                          -------     -------     -------
   Outstanding, end of year                97,450     229,371     393,910
   Exercisable, end of year                97,450     221,045     293,077


     Options outstanding as of December 31, 1993 were granted at prices ranging from $1.88 to $12.75 per share. As of December 31, 1993, 97,450 shares were exercisable in the price range of $1.88 to $12.75 per share.

     The Company also has an Omnibus Incentive Plan, which was adopted by the Board of Directors during 1990. Options are exercisable on a ten-year period, and were granted at prices which represent the fair market value of the Common Stock on the date of grant. The changes in the Omnibus Incentive Plan in each of the years in the three year period ended December 31, 1993 are summarized as follows:

                                               Year Ended December 31
                                               ----------------------
                                            1993       1992        1991
                                            ----       ----        ----

   Outstanding, beginning of year         725,000     606,000     692,000
   Granted                                219,000     227,000     100,000
   Exercised                                   --          --          --
   Cancelled                             (394,942)   (108,000)   (186,000)
                                          -------     -------     -------
   Outstanding, end of year               549,058     725,000     606,000
   Exercisable, end of year               307,944     259,219     242,649



     At December 31, 1993, 800,000 shares have been reserved for issuance pursuant to this plan, and 549,058 options were outstanding which were granted at prices ranging from $1.25 to $2.38.

     As part  of the  MCT acquisition, the Company assumed 107,614 unvested
stock options  at exercise  prices ranging  from $0.06  to  $0.28.    These
options are for the acquisition of the Company's Common Stock.

     The Company's Class A Common Stock and Class B Common Stock had identical dividend rights with the exception that the Class A Common Stock was entitled to a $.025 per share additional dividend (the "Additional Dividend") for each quarter in respect of which a cash dividend was declared on the Class B Common Stock. After the Additional Dividend, the Class A Common Stock shared equally with the Class B Common Stock in all dividends and distributions. The Additional Dividend was non-cumulative and was subject to adjustment if the Company's Board of Directors declared a dividend on other than a quarterly basis. Provisions of loan agreements prohibited the Company from declaring dividends on such stock.

     Holders of Class A Common Stock were entitled to elect 25% of the Board of Directors (rounded up to the nearest whole number) so long as the number of outstanding shares of Class A Common Stock was at least 10% of the number of outstanding shares of both classes of Common Stock. Except as otherwise described for election of directors and except for class votes as required by law or the Company's Certificate of Incorporation, holders of common stock voted or consented as a single class on all matters, with each share of Class A Common Stock having one-tenth vote per share and each share of Class B Common Stock having one vote per share. Holders of the two classes of common stock voted as separate classes on any matter on which such a vote was required by applicable law or the Company's Certificate of Incorporation. Additionally, at the option of the holder of record, each share of Class B Common Stock was convertible at any time into one share of Class A Common Stock.

     On March 17, 1992, the stockholders of the Company approved a Plan of Reclassification. Under the Plan of Reclassification, the Certificate of Incorporation of the Company were amended to replace the Company's authorized Class A Common Stock and Class B Common Stock with a new single class of Common Stock having 25,000,000 authorized shares, and reclassified each outstanding Class A Common share and each outstanding Class B Common share into one share of such new single class of Common Stock. The Plan of Reclassification became effective as of the close of business on November 18, 1993. Upon the Plan of Reclassification becoming effective, the Company had an unclassified Board of Directors, each Director became an unclassified member of the Board of Directors for the balance of his or her term.

     At the  March 17,  1992 meeting,  the  stockholders  also  approved  a resolution to authorize a new class of preferred stock. Thereafter, approximately 5.9 million shares of 9% Series A Convertible Preferred Stock were issued for conversion of BIL debt and accrued interest as discussed in
Note 7. Such preferred shares are redeemable into common stock on a one-for-one basis at the Company's option until the second anniversary of conversion of the debt, and thereafter the seventh anniversary of conversion into Common Stock on a one-for-one basis except for any in-kind dividends which would be redeemable at 150% of the market price at the time of conversion. The preferred shares are also redeemable for cash at the Company's option at a price of $1.67458437 per share until the second anniversary of conversion of the debt and thereafter the seventh anniversary of conversion to cash at a price of $1.67458437 per share except for in-kind dividends which would be redeemable at an amount equal to 150% of market price of the common stock as of the redemption date. Upon notice of redemption, the holder(s) of the preferred shares can convert such shares into shares of common stock on a one-for-one basis. Also as discussed in Note 7, a second series of preferred stock (Series B, consisting of 786,000 shares) was issued to BIL, which is redeemable at the Company's option into Common Stock on a one-for-one basis (except for any unpaid interest owed) at any time prior to the seventh anniversary of the issuance date of said preferred shares.

     Resolutions approved by the stockholders on March 17, 1992, resulted in an increase in the total shares outstanding, on a fully diluted basis, to 15.7 million and increased the percentage ownership of the Company by BIL and its affiliates from approximately 31% at December 31, 1991 to approximately 60% at December 31, 1992.

     On December 31, 1993, the Company's stockholders approved the Debt Conversion Transaction (see Note 6), which resulted in the issuance of 55 million shares of Common Stock and 20 million shares of 7% Series C Convertible Preferred Stock for conversion of the Common Stock Note and the Preferred Stock Note, respectively. The Debt Conversion Transaction resulted in an increase in the total shares outstanding, on a fully diluted basis, to 99.6 million (including shares issued for the MCT acquisition), and increased the percentage ownership of the Company by BIL and its affiliates from approximately 60% at December 31, 1992 to approximately 85% at December 31, 1993.

     As of December 31, 1993, the Company issued 8 million shares of Common Stock to the stockholders of MCT (see Note 8).

NOTE 12 -- EMPLOYEE BENEFIT PLANS

     The Company has a noncontributory defined benefit pension plan covering substantially all employees of its primary domestic subsidiary, Everest & Jennings, Inc. and two non-contributory defined benefit pension plans for the non-bargaining unit salaried employees ("Salaried Plan") and employees subject to collective bargaining agreements ("Hourly Plan") at its Smith & Davis subsidiary. The total pension expense under these plans was $40, $233 and $297 for 1993, 1992 and 1991, respectively.

     The following table sets forth the status of these plans and the amounts recognized in the Company's Consolidated Financial Statements:


                                           1993        1992        1991
                                           ----        ----        ----
Actuarial present value of
benefit obligations:
   Vested benefit obligation              $17,695     $15,813     $15,332
   Accumulated benefit obligation         $17,816     $15,978     $15,884

Projected benefit obligation for
 services rendered to date                $17,816     $16,285     $16,073

Plan assets at fair value,
 primarily listed stocks, bonds
 and investment funds                      12,763      12,926      13,386
                                           ------      ------      ------

Projected benefit obligation
  in excess of plan assets                 (5,053)     (3,359)     (2,687)

Unrecognized transition amount                (85)       (134)       (147)

Unrecognized loss from change
 in discount rate                           3,043          --          --

Unrecognized net gain/(loss) from past
  experience different from that assumed       --         410        (621)
                                           ------      ------      ------

Pension liability included in
 accrued payroll costs                    $(2,095)    $(3,083)    $(3,455)

The pension cost relating to these
 plans is comprised of the following:

Pension expense:
   Service cost -- benefits earned
    during period                             $--        $135        $116
   Interest cost on projected
    benefit obligation                      1,295       1,330       1,321
   Actual return on plan assets              (872)       (771)     (2,190)
   Net amortization and deferral             (223)       (461)      1,050
   Curtailment gain                          (160)         --          --
                                           ------      ------      ------

Net periodic pension cost                     $40        $233        $297




     Effective May 1, 1991, the Company froze the accruing of benefits under the Everest & Jennings, Inc. Pension Plan. Due to a reduction in its weighted-average discount rate, and in accordance with the provisions of SFAS No. 87, "Employees' Accounting for Pensions", an additional minimum funding liability, representing the excess of accumulated plan benefits over plan assets and accrued pension costs of $2,606 was recorded for the Everest & Jennings, Inc. Pension Plan. This amount has been recorded as an increase in stockholders' deficit for the year ended December 31, 1993.

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

     The following assumptions were used to determine the projected benefit obligations and plan assets:

                               Everest & Jennings, Inc.   Smith & Davis
                                         Plan                 Plans
                               -----------------------    -------------
                                     1993    1992         1993     1992
                                     ----    ----         ----     ----

Weighted-average discount rate       7.5%    8.5%         7.5%8.5%-9.0%

Expected long-term rate of
  return on assets                   9.0%    9.0%         8.5%    10.0%

Long-term rate for compensation
  increases                            --    5.0%           --     6.0%



     In 1993, no long term rates for compensation increases were assumed for the deferred benefit plans, as all participants are inactive and the plans are frozen.

     The Company also sponsored a 401(k) Savings and Investment Plan (the "401(k) plan") covering all full-time non-union employees of Everest & Jennings, Inc. The 401(k) plan was extended as of January 1, 1993 to include participants in the Smith & Davis Salaried Plan. Contributions made by the Company to the 401(k) plan are based on a specified percentage of employee contributions up to 6% of base salary. As of March 1, 1994, the Company suspended its contribution to the 401(k) Plan for all non-bargaining unit employees. Employees may contribute between 1% and 15% of base salary. Expense recorded for the 401(k) plan totaled $134 in 1993, $99 in 1992, and $40 in 1991.



NOTE 13 -- LEASE COMMITMENTS

     The Company is a party to a number of noncancelable lease agreements involving buildings and equipment. The leases extend for varying periods up to 10 years and generally provide for the payment of taxes, insurance and maintenance by the lessee. Certain of these leases have purchase options at varying rates.

     The  Company's   property  held  under  capital  leases,  included  in
Property, plant and equipment, at December 31, 1993 and 1992 consists of the following:

                                            December 31   December 31
                                                1993          1992
                                            -----------   -----------

          Machinery and equipment              $2,621        $2,658
          Less accumulated amortization          (502)       (2,270)
                                               ------        ------
                                               $2,119        $  388



     Minimum future lease obligations on long-term noncancelable leases in effect at December 31, 1993 are as follows:

                                                 Capital     Operating
                                                 -------     ---------

     1994                                      $    761      $  1,244
     1995                                           870         1,310
     1996                                           908         1,231
     1997                                           900         1,035
     1998                                           448           673
     Thereafter                                      --           657
                                                  -----         -----
     Net minimum lease payments                   3,887        $6,150

     Less amount representing interest             (730)
                                                  -----
     Present value of minimum lease payments      3,157
     Less current portion                          (509)
                                                  -----
                                                 $2,648



     Rental expense for operating leases amounted to approximately $1,913, $2,416 and $2,149 in 1993, 1992 and 1991, respectively.

     Certain of the operating lease obligations relate to facilities which have been or will be vacated in conjunction with the Company's consolidation of its manufacturing and distribution operations as discussed in Note 2.


NOTE 14 -- INDUSTRY SEGMENT AND OPERATIONS BY GEOGRAPHIC AREAS

     The Company operates in one industry segment, which is the durable medical equipment business. The Company's North American operations include operations in the United States, Canada and Mexico. The European operations were primarily in Germany. The following table sets forth certain financial information by geographic area for each of the years in the three year period ended December 31, 1993:



                                              Year Ended December 31
                                              ----------------------
                                           1993        1992        1991
                                           ----        ----        ----
   Net sales, durable medical products:
       North America
           Wheelchairs                   $ 61,750   $  65,420   $  81,569
           Beds and Accessories            29,266      36,125      31,953
           Other                            3,443       5,570       5,402
                                          -------     -------     -------
                                         $ 94,459    $107,115    $118,924

   Loss from continuing operations:
       North America                     $(55,524)   $(20,409)   $(24,476)
       Europe                                  --        (240)      7,789
                                          -------     -------     -------
                                         $(55,524)   $(20,649)   $(16,687)

   Identifiable assets:
       North America                     $ 57,515     $69,459    $ 81,136
       Europe                                  --          --       1,785
                                          -------     -------     -------
                                         $ 57,515    $ 69,459    $ 82,921



     As described in Note 5 to the Consolidated Financial Statements, in October, 1991 the Company sold a majority interest in its Ortopedia GmbH subsidiary. The subsidiary's results of operations were accounted for under the equity method for the year ended December 31, 1991. The remaining interest in Ortopedia Holding GmbH was sold in December, 1992.

     Export sales to unaffiliated customers by domestic operations in the United States are not significant. No single customer accounts for 10% or more of the consolidated revenues.



NOTE 15 -- CONTINGENT LIABILITIES

     In July, 1990, a class action suit was filed by a stockholder of the Company in the United States District Court for the Central District of California. The suit is against the Company and certain of its present and former directors and officers and seeks unspecified damages for alleged non-disclosure and misrepresentation concerning the Company in violation of federal securities laws. The Company twice moved to dismiss the complaint on various grounds. After the first such motion was granted, plaintiff filed a first amended complaint, which subsequently was dismissed by order filed on September 20, 1991. Plaintiff then notified the court that it did not intend to further amend the complaint, and an order dismissing the complaint was entered in November 1991. Plaintiff filed a notice of appeal to the Court of Appeals for the Ninth Circuit on December 23, 1991. The case was briefed and oral argument heard in June, 1993. On January 18, 1994, the Ninth Circuit ordered that the plaintiff's submission be vacated pending the outcome of a petition for rehearing in another case that addresses a similar procedural issue that was argued on appeal in that case. The Company continues to believe the case is without merit and intends to contest the asserted complaints vigorously. The ultimate liability, if any, cannot be determined at this time.

     In December, 1992 ICF Kaiser Engineers, Inc. ("ICF Kaiser") filed a Demand for Arbitration (the "Demand") against the Company before the American Arbitration Association in Los Angeles, California. ICF Kaiser in its demand claims breach of contract between the parties for consulting and clean up work by ICF Kaiser at E&J's former facilities located at 3233 East Mission Oaks Boulevard, Camarillo, California. The Arbitration Demand is in the sum of $1.1 million. In January, 1993 an answer and counter-claim were filed on behalf of the Company. The answer denies breach of the contract and disputes the monetary claim asserted in the Demand. In the counterclaim, the Company asserts that ICF Kaiser breached the contract, above referenced, by inter alia failing to perform the services required under the Agreement in a reasonably cost effective manner and in accordance with the terms and conditions of the Agreement. In February, 1993 E&J made a payment without prejudice to ICF Kaiser in the sum of approximately $0.6 million. This payment, together with prior payments, brings the total paid to date by the Company to ICF Kaiser to approximately $0.7 million. The entirety of the charges by ICF Kaiser are disputed as unreasonable under the circumstances and the Company intends to vigorously defend its position. The Company has recorded an appropriate reserve to reflect this matter and does not consider the amount to be material to the Company's consolidated financial statements. The arbitration hearings commenced in July, 1993 and are anticipated to conclude by the end of the first quarter of 1994. A decision is anticipated in the second half of 1994.

     Die Cast Products, Inc. ("Die Cast Products"), a former subsidiary of the Company, has been named as a defendant in a lawsuit filed by the State of California pursuant to the Comprehensive Environmental Response, Compensation and Liability Act 42 U.S.C.9601 et sec ("CERCLA"). The Company was originally notified of this action on December 10, 1992. The lawsuit seeks to recover response and remediation costs in connection with the release or threatened release of hazardous substances at 5619-21 Randolph Street, in the City of Commerce, California ("Randolph Street Site"). It is alleged that the Randolph Street Site was used for the treatment, storage and disposal of hazardous substances. The Company anticipates being named as a defendant as a result of its former ownership of Die Cast Products, which allegedly disposed of hazardous waste materials at the Randolph Street Site. Investigation with respect to potential liability of the Company is in the early stages. Issues to be addressed include whether the Company will be responsible for the disposals made by Die Cast Products; whether Die Cast Products actually sent hazardous waste materials to the Randolph Street Site; the nature, extent and costs of the ultimate cleanup required by the State of California; the share of that cleanup which may ultimately be allocated to Die Cast Products and/or the Company; and the extent to which insurance coverage may be available for any costs which may eventually be assigned to the Company. Remedial investigations performed on behalf of the State of California at the Randolph Street Site have disclosed soil and groundwater contamination. The Company has recorded a reserve of $1.0 million for this matter, which is included in the Consolidated Statements of Operations for 1993.

     In March, 1993, Everest & Jennings, Inc. ("EJI") received a notice from the United States Environmental Protection Agency ("EPA") regarding an organizational meeting of generators with respect to the Casmalia Resources Hazardous Waste Management Facility ("Casmalia Site") in Santa Barbara County, California. The EPA alleges that the Casmalia Site is an inactive hazardous waste treatment, storage and disposal facility which accepted large volumes of commercial and industrial wastes from 1973 until 1989. In late 1991, the Casmalia Site owner/operator abandoned efforts to actively pursue site permitting and closure and is currently conducting only minimal maintenance activities. The EPA estimates that the Casmalia Site's closure trust fund, approximately $10 million, is substantially insufficient to cover cleanup and closure of the site. Since August, 1992, the EPA has undertaken certain interim stabilization actions to control actual or threatened releases of hazardous substances at the Casmalia Site. The EPA is seeking cooperation from generators to assist in the cleaning up, and closing of, the Casmalia Site. EJI and 64 other entities were invited to the organizational meeting. The EPA has identified EJI as one of the larger generators of hazardous wastes transported to the Casmalia Site. EJI is a member of a manufacturers' group of potentially responsible parties which has investigated the site and proposed a remediation plan to the EPA. To reflect EJI's estimated allocation of costs thereunder, a reserve of $1.0 million has been recorded, which is included in the Consolidated Statements of Operations for 1993.

     In 1989, a patent infringement case was initiated against EJI and other defendants in the U.S. District Court, Central District of California. EJI prevailed at trial with a directed verdict of patent invalidity and non-infringement. The plaintiff filed an appeal with the U.S. Court of Appeals for the Federal Circuit. On March 31, 1993, the Court of Appeals vacated the District Court's decision and remanded the case for trial. Impacting the retrial of this litigation was a re-examination proceeding before the Board of Patent Appeals with respect to the subject patent. A ruling was rendered November 23, 1993 sustaining the claim of the patent which EJI has been charged with infringing. Upon the issuance of a patent re-examination certificate by the U.S. Patent Office, it is anticipated that the plaintiff will present a motion to the District Court for an early retrial of the case. EJI believes that this case is without merit and intends to contest it vigorously. The ultimate liability of EJI, if any, cannot be determined at this time.

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



NOTE 16 -- SUPPLEMENTARY INCOME STATEMENT INFORMATION

     The following items of expense have been charged to cost of sales and operating expenses of continuing operations in each of the years in the three year period ended December 31, 1993:

                                           1993        1992       1991
                                           ----        ----       ----
     Maintenance and repair costs        $  874      $  763       $935
     Advertising costs                    1,114       1,822        971

     Other expenses not disclosed elsewhere are less than one percent of the consolidated revenues and, therefore, are not separately reported in the table above.



NOTE 17 -- QUARTERLY FINANCIAL INFORMATION

     The following chart sets forth the highlights of the quarterly consolidated results of operations in fiscal years 1993 and 1992:

                               Three Months Ended (Unaudited)
                               ------------------------------
                       3/31      6/30      9/30       12/31        Year
                       ----      ----      ----       -----        ----
Fiscal year 1993
- ----------------
 Revenues            $24,752   $23,524   $23,458     $22,725     $94,459
 Gross profit          7,303     4,893     5,712        (302)     17,606
 Net loss             (2,977)   (7,837)   (5,236)    (39,647)(a) (55,697)(a)
 Loss per share         (.33)     (.86)     (.57)      (4.20)      (5.96)


 Fiscal year 1992
- -----------------
 Revenues            $29,713   $30,492  $22,742      $24,168    $107,115
 Gross profit          8,345     9,289    5,293        3,265      26,192
 Net loss             (2,077)     (639)  (5,461)(b)  (10,735)(c) (18,912)
                                                                      (b,c)

 Loss per share         (.23)     (.07)    (.60)       (1.17)      (2.07)


[FN]
(a) Includes  charges of $13 million for the Smith & Davis disposition,
    $2.1  million   for  the   consolidation   of   manufacturing   and
    distribution facilities, and $9.7 million for MCT in-process R&D.

(b) Includes a $2.5 million restructuring charge for incremental costs associated with the relocation of manufacturing operations from California to Missouri in 1992.

(c) Includes an additional $2.7 million restructuring charge for incremental costs associated with the relocation of manufacturing operations from California to Missouri in 1992 and approximately $1.3 million of accrued interest recorded in anticipation of not being able to reduce the balance of the Bank Loan below $13 million by March 31, 1993, as subsequently extended to September 30, 1993 (see Note 7 -- Debt).




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.




                                 PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     This information is being filed as part of the Company's definitive proxy materials and is incorporated herein by reference.



ITEM 11.                      EXECUTIVE COMPENSATION

     This information is being filed as part of the Company's definitive proxy materials and is incorporated herein by reference.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This information is being filed as part of the Company's definitive proxy materials and is incorporated herein by reference.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information is being filed as part of the Company's definitive proxy materials and is incorporated herein by reference.



                                  PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.   Financial Statements:

   The following consolidated financial statements of Everest & Jennings International Ltd. and subsidiaries are included in this Annual Report on Form 10-K:

     Report of Independent Accountants.
     Consolidated Statements of Operations - For each of the years in the three-year period ended December 31, 1993.
     Consolidated Balance Sheets - As of December 31, 1993 and 1992. Consolidated Statements of Stockholders' Equity (Deficit) - For each of the years in the three-year period ended December 31, 1993. Consolidated Statements of Cash Flows - For each of the years in the three-year period ended December 31, 1993.
     Notes to Consolidated Financial Statements.


   2.     Financial Statement Schedules:

   The following Financial Statement Schedules are included in this Annual Report on Form 10-K.

     Report of Independent Accountants on Financial Statement Schedules.
     Schedule V  - Property, Plant and Equipment.
     Schedule VI - Accumulated Depreciation and Amortization of Property, Plant and Equipment.
     Schedule VIII- Valuation and Qualifying Accounts.
     Schedule IX - Short-Term Borrowings.


Other schedules are omitted because they are either inapplicable, not required under the instructions to Annual Report on Form 10-K, or the required information is included in the Consolidated Financial Statements and Notes thereto.



(b)  Reports on Form 8-K:

          None


(c)   Exhibits:


   2 (a) Exchange Agreement and Plan of Merger, dated as of October 23, 1993, by and among Medical Composite Technology, Inc. ("MCT"), certain stockholders of MCT, Everest & Jennings International Ltd., BIL (Far East Holdings) Limited, and MCT Acquisition Corp., which was filed as Exhibit 2(a) to Form 8-K filed on January 14, 1994, is hereby incorporated herein by reference.

     (b) Plan of Merger, dated as of January 14, 1994, by and between MCT Acquisition Corp. and Medical Composite Technology, Inc., which was filed as Exhibit 2(b) to Form 8-K filed on January 14, 1994, is hereby incorporated herein by reference.

   3 (a) Certificate of Incorporation, which was filed as Exhibit 3(a) to Annual Report on Form 10-K filed on March 27, 1992, is hereby incorporated herein by reference.

     (b) Bylaws, which were filed as Exhibit 3(b) to Annual Report on Form 10-K filed on March 27, 1992, is hereby incorporated herein by reference.

     (c)* Certificate of Amendment of Certificate of Incorporation, dated January 11, 1994.

  10 (a) 1981 Employee Stock Option Plan, which was filed as Appendix I to the Proxy Statement filed April 7, 1981, is hereby incorporated herein by reference.

     (b) Amendment No. 1 to 1981 Employee Stock Option Plan, effective as of November 12, 1981, which was filed as Exhibit 10(b) to Annual Report on Form 10-K filed on March 25, 1988, is hereby incorporated herein by reference.

     (c) Amendment No. 2 to 1981 Employee Stock Option Plan, effective as of January 7, 1981, which was filed as Exhibit 10(c) to Annual Report on Form 10-K filed on March 25, 1988, is hereby incorporated herein by reference.

     (d) Amendment No. 3 to 1981 Employee Stock Option Plan, effective as of January 1, 1987, which was filed as Exhibit 10(d) to Annual Report on Form 10-K filed on March 25, 1988, is hereby incorporated herein by reference.

     (e) Amendment No. 4 to 1981 Employee Stock Option Plan, effective as of July 22, 1988, which was filed as Exhibit 10(e) to Annual Report on Form 10-K dated March 17, 1989, is hereby incorporated herein by reference.

     (f) Retirement Plan for Employees of Everest & Jennings International Ltd., effective as of January 1, 1981, which was filed as Exhibit 10(e) to Annual Report on Form 10-K filed on March 25, 1988, is hereby incorporated herein by reference.

     (g) Amendment to Retirement Plan for Employees of Everest & Jennings International Ltd., dated July 6, 1983, which was filed as
          Exhibit 10(f) to Annual Report on Form 10-K filed on March 25, 1988, is hereby incorporated herein by reference.

     (h) Amendment No. 2 to Retirement Plan for Employees of Everest & Jennings International Ltd. dated October 14, 1985, which was filed as Exhibit 10(g) to Annual Report on Form 10-K filed on March 25, 1988, is hereby incorporated herein by reference.

     (j) Amendment No. 3 to Retirement Plan for Employees of Everest & Jennings International Ltd. dated May 10, 1988, which was filed as Exhibit 10(i) to Annual Report on Form 10-K dated March 17, 1989, is hereby incorporated herein by reference.

     (k) Amendment No. 4 to Retirement Plan for Employees of Everest & Jennings International Ltd. dated July 22, 1988, which was filed as Exhibit 10(j) to Annual Report on Form 10-K dated March 17, 1989, is hereby incorporated herein by reference.

     (m) Description of Retirement Plan for Non-Employee Directors, effective June 1, 1987, which was filed as Exhibit 10(h) to Annual Report on Form 10-K filed on March 25, 1988, is hereby incorporated herein by reference.

     (ab) Agreement of Merger dated as of May 27, 1987 between Everest & Jennings International and its wholly owned subsidiary, Everest & Jennings International Ltd., pursuant to which the Company changed its corporate domicile from California to Delaware, which was filed as Exhibit 10(t) to Annual Report on Form 10-K filed on March 25, 1988, is hereby incorporated herein by reference.

     (ah) A Promissory Note from Everest & Jennings, Inc. to Industrial Equity (Pacific) Limited for $3,000,000 dated April 9, 1990, and Exhibit A to the Promissory Note, which was filed as Exhibit 10(ah) to Annual Report on Form 10-K dated June 11, 1990, is hereby incorporated herein by reference.

     (aj) A Guaranty from Everest & Jennings International Ltd. to Industrial Equity (Pacific) Limited dated April 9, 1990, which was filed as Exhibit 10(aj) to Annual Report on Form 10-K dated June 11, 1990, is hereby incorporated herein by reference.

     (ak) A Deed of Trust and Assignment of Rents of certain real property dated April 9, 1990 executed by Everest & Jennings, Inc. in favor of Industrial Equity (Pacific) Limited, and a Legal Description as Exhibit A to the Deed of Trust, which was filed as Exhibit 10(ak) to Annual Report on Form 10-K dated June 11, 1990, is hereby incorporated herein by reference.

     (al) A Guaranty from Everest & Jennings International Ltd. to Industrial Equity (Pacific) Limited dated June 21, 1990, which was filed as Exhibit 10(al) to Annual Report on Form 10-K dated March 27, 1992, is hereby incorporated herein by reference.

     (am) The Promissory Note from Everest & Jennings International Ltd. to Industrial Equity (Pacific) Limited referred to in Exhibit 10(ah) above, and Exhibit A to the Promissory Note, modified to reflect a $6,000,000 principal balance due, which was filed as Exhibit 10(am) to Annual Report on Form 10-K dated March 27, 1992, is hereby incorporated herein by reference.

     (an) 1990 Omnibus Stock Incentive Plan of Everest & Jennings International Ltd. dated November 2, 1990, which was filed as
          Exhibit 10(an) to Annual Report on Form 10-K dated March 27, 1992, is hereby incorporated herein by reference.

     (ao) Amendment No. 5 to the Retirement Plan for Employees of Everest & Jennings International Ltd., which was filed as Exhibit 10(ao) to Annual Report on Form 10-K dated March 27, 1992, is hereby incorporated herein by reference.

     (ap) Guarantee and Waiver, which was filed as Exhibit 10(ap) to Annual Report on Form 10-K dated March 27, 1992, is hereby incorporated herein by reference.

     (aq) First Amended  and Restated  Credit Agreement, which was filed as
          Exhibit 10(aq) to Annual Report on Form 10-K dated March 27, 1992, is hereby incorporated herein by reference.

     (ar) Amendment No. 1 to First Amended and Restated Credit Agreement, which was filed as Exhibit 10(ar) to Annual Report on Form 10-K dated March 27, 1992, is hereby incorporated herein by reference.

     (as) Amendment No. 2 to First Amended and Restated Credit Agreement, which was filed as Exhibit 10(as) to Annual Report on Form 10-K dated March 27, 1992, is hereby incorporated herein by reference.

     (at) Consent Agreement, which was filed as Exhibit 10(at) to Annual Report on Form 10-K dated March 27, 1992, is hereby incorporated herein by reference.

     (au) Amended and Restated Note in the amount of $31,000,000.00, which was filed as Exhibit 10(au) to Annual Report on Form 10-K dated March 27, 1992, is hereby incorporated herein by reference.

     (av) Security Agreement, which was filed as Exhibit 10(av) to Annual Report on Form 10-K dated March 27, 1992, is hereby incorporated herein by reference.

     (aw) Long Form Deed of Trust and Assignment of Rents, which was filed as Exhibit 10(aw) to Annual Report on Form 10-K dated March 27, 1992, is hereby incorporated herein by reference.

     (ax) Environmental Indemnity, which was filed as Exhibit 10(ax) to Annual Report on Form 10-K dated March 27, 1992, is hereby incorporated herein by reference.

     (ay) Guaranty Agreement, which was filed as Exhibit 10(ay) to Annual Report on Form 10-K dated March 27, 1992, is hereby incorporated herein by reference.

     (az) Pledge and Security Agreement, which was filed as Exhibit 10(az) to Annual Report on Form 10-K dated March 27, 1992, is hereby incorporated herein by reference.

     (ba) Security Agreement among The Jennings Investment Co., Security Pacific National Bank and Industrial Equity (Pacific) Limited, which was filed as Exhibit 10(ba) to Annual Report on Form 10-K dated March 27, 1992, is hereby incorporated herein by reference.

     (bb) Security Agreement among Ortopedia GmbH, Security Pacific National Bank and Industrial Equity (Pacific) Limited, which was filed as Exhibit 10(bb) to Annual Report on Form 10-K dated March 27, 1992, is hereby incorporated herein by reference.

     (bc) Subordination Agreement regarding Smith & Davis Manufacturing Co., which was filed as Exhibit 10(bc) to Annual Report on Form
          10-K dated March 27, 1992, is hereby incorporated herein by reference.

     (bd) Subordination Agreement regarding Professional Securities Corporation, which was filed as Exhibit 10(bd) to Annual Report on Form 10-K dated March 27, 1992, is hereby incorporated herein by reference.

     (be) Subordination Agreement regarding Metal Products Group, which was filed as Exhibit 10(be) to Annual Report on Form 10-K dated March 27, 1992, is hereby incorporated herein by reference.

     (bf) Subordination Agreement regarding Everest & Jennings Canadian Limited, which was filed as Exhibit 10(bf) to Annual Report on Form 10-K dated March 27, 1992, is hereby incorporated herein by reference.

     (bg) Subordination Agreement regarding The Jennings Investment Co., which was filed as Exhibit 10(bg) to Annual Report on Form 10-K dated March 27, 1992, is hereby incorporated herein by reference.

     (bh) Subordination Agreement regarding Everest & Jennings de Mexico S.A. de C.V., which was filed as Exhibit 10(bh) to Annual Report on Form 10-K dated March 27, 1992, is hereby incorporated herein by reference.

     (bi) Debt Restructure Agreement, which was filed as Exhibit 10(bi) to Annual Report on Form 10-K dated March 27, 1992, is hereby incorporated herein by reference.

     (bj) Amendment No. 1 to Debt Restructure Agreement, which was filed as
          Exhibit 10(bj) to Annual Report on Form 10-K dated March 27, 1992, is hereby incorporated herein by reference.

     (bk) Supplement to  Debt Restructure  Agreement, which  was  filed  as
          Exhibit 10(bk) to Annual Report on Form 10-K dated March 27, 1992, is hereby incorporated herein by reference.

     (bl) Amended and Restated Promissory Note in the amount of $6,931,069.00, which was filed as Exhibit 10(bl) to Annual Report on Form 10-K dated March 27, 1992, is hereby incorporated herein by reference.

     (bm) Amended and Restated 9% Subordinated Convertible Note in the amount of $9,247,430.00, which was filed as Exhibit 10(bm) to Annual Report on Form 10-K dated March 27, 1992, is hereby incorporated herein by reference.

     (bn) Termination Agreement, which was filed as Exhibit 10(bn) to Annual Report on Form 10-K dated March 27, 1992, is hereby incorporated herein by reference.

     (bo) Amended and Restated Deed of Trust, which was filed as Exhibit 10(bo) to Annual Report on Form 10-K dated March 27, 1992, is hereby incorporated herein by reference.

     (bp) Guaranty Agreement, which was filed as Exhibit 10(bp) to Annual Report on Form 10-K dated March 27, 1992, is hereby incorporated herein by reference.

     (bq) Environmental Indemnity, which was filed as Exhibit 10(bq) to Annual Report on Form 10-K dated March 27, 1992, is hereby incorporated herein by reference.

     (br) Intercreditor and  Subordination Agreement,  which was  filed  as
          Exhibit 10(br) to Annual Report on Form 10-K dated March 27, 1992, is hereby incorporated herein by reference.

     (bs) Offer and Election Agreement with Dianne J. Jennings, which was filed as Exhibit 10(bs) to Annual Report on Form 10-K dated March 27, 1992, is hereby incorporated herein by reference.

     (bt) Offer and Election Agreement with David D. Jennings, which was filed as Exhibit 10(bt) to Annual Report on Form 10-K dated March 27, 1992, is hereby incorporated herein by reference.
     (bu) Offer and Election Agreement with Elizabeth A. Jennings as Trustee of the Gerald M. Jennings and Elizabeth A. Jennings Revocable Survivors Trust, which was filed as Exhibit 10(bu) to Annual Report on Form 10-K dated March 27, 1992, is hereby incorporated herein by reference.

     (bv) Offer and Election Agreement with Elizabeth A. Jennings as Trustee of the Gerald M. Jennings and Elizabeth A. Jennings Irrevocable Family Trust, which was filed as Exhibit 10(bv) to Annual Report on Form 10-K dated March 27, 1992, is hereby incorporated herein by reference.

     (bw) Offer and Election Agreement with Sybil M. Jennings as Trustee of the Harry and Sybil Jennings Family Residual Trust, which was filed as Exhibit 10(bw) to Annual Report on Form 10-K dated March 27, 1992, is hereby incorporated herein by reference.

     (bx) Offer and Election Agreement with Sybil M. Jennings as Trustee of the Harry and Sybil Jennings Family Survivors Trust, which was filed as Exhibit 10(bx) to Annual Report on Form 10-K dated March 27, 1992, is hereby incorporated herein by reference.

     (by) Master Agreement (Notarial Deed 422/91 Dr. Staats) consisting of Shareholders Agreement, Articles of Association, Purchase Agreement, Option Agreement and Miscellaneous (original German and English translation), which was filed as Exhibit 10(by) to Annual Report on Form 10-K dated March 27, 1992, is hereby incorporated herein by reference.

     (bz) Assignment of Shares (Notarial Deed 426/91 Dr. Staats) (original German and English translation), which was filed as Exhibit
          10(bz) to Annual Report on Form 10-K dated March 27, 1992, is hereby incorporated herein by reference.

     (ca) Cross-Distributorship  Agreement,  which  was  filed  as  Exhibit
          10(ca) to Annual Report on Form 10-K dated March 27, 1992, is hereby incorporated herein by reference.

     (cb) Termination Agreement between Everest & Jennings International Ltd. and Raymond V. Thomas, which was filed as Exhibit 10(cb) to Annual Report on Form 10-K dated March 27, 1992, is hereby incorporated herein by reference.

     (cc) Stipulation for Entry of Arbitration Award between Everest & Jennings International Ltd., BIL (Far East Holdings) Limited and Whitney A. McFarlin, which was filed as Exhibit 10(cc) to Annual Report on Form 10-K dated March 27, 1992, is hereby incorporated herein by reference.

     (cd) Settlement Agreement and Release among Everest & Jennings International Ltd., Barre L. Rorabaugh and James H. Farren, which was filed as Exhibit 10(cd) to Annual Report on Form 10-K dated March 27, 1992, is hereby incorporated herein by reference.

     (ce) Incentive Stock Option Agreement between Everest & Jennings International Ltd. and Warren J. Nelson, which was filed as
          Exhibit 10(ce) to Annual Report on Form 10-K dated March 27, 1992, is hereby incorporated herein by reference.

     (cf) Non-Qualified Stock Option Agreement between Everest & Jennings International Ltd. and Robert C. Sherburne, which was filed as
          Exhibit 10(cf) to Annual Report on Form 10-K dated March 27, 1992, is hereby incorporated herein by reference.

     (cg) Incentive Stock Option Agreement between Everest & Jennings International Ltd. and Barre L. Rorabaugh, which was filed as
          Exhibit 10(cg) to Annual Report on Form 10-K dated March 27, 1992, is hereby incorporated herein by reference.

     (ch) Incentive Compensation Agreement between The Jennings Investment Co. and Dr. Eckhard Hundhausen, which was filed as Exhibit 10(ch) to Annual Report on Form 10-K dated March 27, 1992, is hereby incorporated herein by reference.

     (ci) Supplement to Geschaftsfuhrungs Contract among Everest & Jennings International Ltd., Ortopedia GmbH and Dr. Eckhard Hundhausen, which was filed as Exhibit 10(ci) to Annual Report on Form 10-K dated March 27, 1992, is hereby incorporated herein by reference.

     (cj) $3,000,000 Promissory Note dated April 3, 1992 made by the Company and payable to BIL previously filed as Exhibit 10(cj) to the Company's Form 8 Amendment to Application or Report dated May 22, 1992, amending Annual Report on Form 10-K dated March 27, 1992, is hereby incorporated herein by reference.

     (ck) $3,000,000 Promissory Note dated May 5, 1992 made by the Company and payable to BIL, which was filed as Exhibit 10(ck) to Quarterly Report on Form 10-Q dated August 14, 1992, is hereby incorporated herein by reference.

     (cl) $1,000,000 Promissory Note dated May 19, 1992 made by the Company and payable to BIL, which was filed as Exhibit 10(cl) to Quarterly Report on Form 10-Q dated August 14, 1992, is hereby incorporated herein by reference.

     (cm) $1,000,000 Promissory Note dated June 4, 1992 made by the Company and payable to BIL, which was filed as Exhibit 10(cm) to Quarterly Report on Form 10-Q dated August 14, 1992, is hereby incorporated herein by reference.

     (cn) $1,000,000 Promissory Note dated June 11, 1992 made by the Company and payable to BIL, which was filed as Exhibit 10(cn) to Quarterly Report on Form 10-Q dated August 14, 1992, is hereby incorporated herein by reference.

     (co) $1,000,000 Promissory Note dated June 26, 1992 made by the Company and payable to BIL, which was filed as Exhibit 10(co) to Quarterly Report on Form 10-Q dated August 14, 1992, is hereby incorporated herein by reference.

     (cp) $1,000,000 Promissory Note dated July 10, 1992 made by the Company and payable to BIL, which was filed as Exhibit 10(cp) to Quarterly Report on Form 10-Q dated August 14, 1992, is hereby incorporated herein by reference.

     (cq) $1,000,000 Promissory Note dated July 16, 1992 made by the Company and payable to BIL, which was filed as Exhibit 10(cq) to Quarterly Report on Form 10-Q dated August 14, 1992, is hereby incorporated herein by reference.

     (cr) $1,000,000 Promissory Note dated July 30, 1992 made by the Company and payable to BIL, which was filed as Exhibit 10(cr) to Quarterly Report on Form 10-Q dated August 14, 1992, is hereby incorporated herein by reference.

     (cs) $1,000,000 Promissory Note dated August 31, 1992 made by the Company and payable to BIL, which was filed as Exhibit 10(cs) to Quarterly Report on Form 10-Q dated November 19, 1992, is hereby incorporated herein by reference.

     (ct) $1,000,000 Promissory Note dated September 4, 1992 made by the Company and payable to BIL, which was filed as Exhibit 10(ct) to Quarterly Report on Form 10-Q dated November 19, 1992, is hereby incorporated herein by reference.
     (cu) $2,000,000 Promissory Note dated September 11, 1992 made by the Company and payable to BIL, which was filed as Exhibit 10(cu) to Quarterly Report on Form 10-Q dated November 19, 1992, is hereby incorporated herein by reference.

     (cv) $1,000,000 Promissory Note dated October 1, 1992 made by the Company and payable to BIL, which was filed as Exhibit 10(cv) to Quarterly Report on Form 10-Q dated November 19, 1992, is hereby incorporated herein by reference.

     (cw) $1,000,000 Promissory Note dated November 4, 1992 made by the Company and payable to BIL, which was filed as Exhibit 10(cw) to Quarterly Report on Form 10-Q dated November 19, 1992, is hereby incorporated herein by reference.

     (cx) $1,000,000 Promissory Note dated November 12, 1992 made by the Company and payable to BIL, which was filed as Exhibit 10(cx) to Quarterly Report on Form 10-Q dated November 19, 1992, is hereby incorporated herein by reference.

     (cy) Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate dated as of June 5, 1992 for the sale of the corporate headquarters and principal manufacturing facility in Camarillo, California, which was filed as Exhibit 10(cy) to Current Report on Form 8-K dated November 19, 1992, is hereby incorporated herein by reference.

     (cz) Amendment to Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate dated as of October 8, 1992 and Exhibits 1 and 2 thereto, which was filed as Exhibit 10(cz) to Current Report on Form 8-K dated November 19, 1992, is hereby incorporated herein by reference.

     (da) Amendment No. 2 to First Amended and Restated Credit Agreement between the Company and BIL, dated February 21, 1992 and filed as
          Exhibit 10(da) to Annual Report on Form 10-K dated April 9, 1993, is hereby incorporated herein by reference.

     (db) Consent Agreement dated February 21, 1992 between the Company and BIL and filed as Exhibit 10(db) to Annual Report on Form 10-K dated April 9, 1993, is hereby incorporated herein by reference.

     (dc) Termination Agreement dated July 31, 1992 between the Company and Warren J. Nelson and filed as Exhibit 10(dc) to Annual Report on Form 10-K dated April 9, 1993, is hereby incorporated herein by reference.

     (dd) Revolving Credit Agreement dated September 30, 1992 between Everest & Jennings, Inc. and The Hongkong and Shanghai Banking Corporation Limited and filed as Exhibit 10(dd) to Annual Report on Form 10-K dated April 9, 1993, is hereby incorporated herein by reference.

     (de) Purchase and Sale Agreement, Ortopedia Holding GmbH, dated November 20, 1992 and filed as Exhibit 10(de) to Annual Report on Form 10-K dated April 9, 1993, is hereby incorporated herein by reference.

     (df) $1,500,000 Promissory Note dated December 7, 1992 made by the Company and payable to BIL and filed as Exhibit 10(df) to Annual Report on Form 10-K dated April 9, 1993, is hereby incorporated herein by reference.

     (dg) $1,000,000 Promissory Note dated December 22, 1992 made by the Company and payable to BIL and filed as Exhibit 10(dg) to Annual Report on Form 10-K dated April 9, 1993, is hereby incorporated herein by reference.

     (dh) $1,500,000 Promissory Note dated December 30, 1992 made by the Company and payable to BIL and filed as Exhibit 10(dh) to Annual Report on Form 10-K dated April 9, 1993, is hereby incorporated herein by reference.

     (di) $1,000,000 Promissory Note dated January 8, 1993 made by the Company and payable to BIL and filed as Exhibit 10(di) to Annual Report on Form 10-K dated April 9, 1993, is hereby incorporated herein by reference.

     (dj) $2,000,000 Promissory Note dated January 13, 1993 made by the Company and payable to BIL and filed as Exhibit 10(dj) to Annual Report on Form 10-K dated April 9, 1993, is hereby incorporated herein by reference.

     (dk) $2,000,000 Promissory Note dated January 21, 1993 made by the Company and payable to BIL and filed as Exhibit 10(dk) to Annual Report on Form 10-K dated April 9, 1993, is hereby incorporated herein by reference.

     (dl) $2,000,000 Promissory Note dated January 28, 1993 made by the Company and payable to BIL and filed as Exhibit 10(dl) to Annual Report on Form 10-K dated April 9, 1993, is hereby incorporated herein by reference.

     (dm) $1,000,000 Promissory Note dated January 29, 1993 made by Smith & Davis Manufacturing Company to BIL, amending original Note dated December 23, 1992 and filed as Exhibit 10(dm) to Annual Report on Form 10-K dated April 9, 1993, is hereby incorporated herein by reference.

     (dn) First Amendment to Accounts Financing Agreement (Security Agreement) dated January 29, 1993 between Smith & Davis Manufacturing Company and Congress Financial Corporation and filed as Exhibit 10(dn) to Annual Report on Form 10-K dated April 9, 1993, is hereby incorporated herein by reference.

     (do) Promissory Note dated January 29, 1993 between the Company and the Retirement Plan for Employees of Everest & Jennings International Ltd. and filed as Exhibit 10(do) to Annual Report on Form 10-K dated April 9, 1993, is hereby incorporated herein by reference.

     (dp) First Amendment dated February 5, 1993 to Revolving Credit Agreement between Everest & Jennings, Inc. and The Hongkong and Shanghai Banking Corporation Limited and filed as Exhibit 10(dp) to Annual Report on Form 10-K dated April 9, 1993, is hereby incorporated herein by reference.

     (dq) $2,251,198.58 Promissory Note dated February 8, 1993 made by the Company and payable to Heritage Pullman Bank & Trust and filed as
          Exhibit 10(dq) to Annual Report on Form 10-K dated April 9, 1993, is hereby incorporated herein by reference.

     (dr) $1,000,000 Promissory Note dated February 11, 1993 made by the Company and payable to BIL and filed as Exhibit 10(dr) to Annual Report on Form 10-K dated April 9, 1993, is hereby incorporated herein by reference.

     (ds) $1,000,000 Promissory Note dated February 23, 1993 made by the Company and payable to BIL and filed as Exhibit 10(ds) to Annual Report on Form 10-K dated April 9, 1993, is hereby incorporated herein by reference.

     (dt) $1,000,000 Promissory Note dated March 2, 1993 made by the Company and payable to BIL and filed as Exhibit 10(dt) to Annual Report on Form 10-K dated April 9, 1993, is hereby incorporated herein by reference.

     (du) $1,000,000 Promissory Note dated March 11, 1993 made by the Company and payable to BIL and filed as Exhibit 10(du) to Annual Report on Form 10-K dated April 9, 1993, is hereby incorporated herein by reference.

     (dv) $1,000,000 Promissory Note dated March 22, 1993 made by the Company and payable to BIL and filed as Exhibit 10(dv) to Annual Report on Form 10-K dated April 9, 1993, is hereby incorporated herein by reference.

     (dw) Second Amendment dated March 30, 1993 to Revolving Credit Agreement between Everest & Jennings, Inc. and The Hongkong and Shanghai Banking Corporation Limited and filed as Exhibit 10(dw) to Annual Report on Form 10-K dated April 9, 1993, is hereby incorporated herein by reference.

     (dx) $2,000,000 Promissory Note dated March 31, 1993 made by the Company and payable to BIL and filed as Exhibit 10(dx) to Annual Report on Form 10-K dated April 9, 1993, is hereby incorporated herein by reference.

     (dy) Amendment No. 1 to Promissory Notes, dated March 29, 1993 and filed as Exhibit 10(dy) to Annual Report on Form 10-K dated April 9, 1993, is hereby incorporated herein by reference.

     (dz) Amendment No. 1 to Amended and Restated Promissory Note, dated March 29, 1993 and filed as Exhibit 10(dz) to Annual Report on Form 10-K dated April 9, 1993, is hereby incorporated herein by reference.

     (ea) Amendment No. 3 to First Amended and Restated Credit Agreement, dated March 29, 1993 and filed as Exhibit 10(ea) to Annual Report on Form 10-K dated April 9, 1993, is hereby incorporated herein by reference.

     (eb) $1,300,000 Promissory  Note dated  April 13,  1993  made  by  the
          Company and payable to BIL and filed as Exhibit 10(eb) to Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 1993, is hereby incorporated herein by reference.

     (ec) $1,000,000 Promissory  Note dated  April 22,  1993  made  by  the
          Company and payable to BIL and filed as Exhibit 10(ec) to Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 1993, is hereby incorporated herein by reference.

     (ed) $3,500,000 Promissory  Note dated  April 30,  1993  made  by  the
          Company and payable to BIL and filed as Exhibit 10(ed) to Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 1993, is hereby incorporated herein by reference.

     (ee) Equipment Purchase Agreement dated April 9, 1993 by and between the Company and Sentry Financial Corporation, filed as Exhibit 10(ee) to Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 1993, is hereby incorporated herein by reference.

     (ef) Master Lease dated April 9, 1993 by and between the Company and Steego Corporation, filed as Exhibit 10(ef) to Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 1993, is hereby incorporated herein by reference.

     (eg) $1,000,000 Promissory Note dated May 28, 1993 made by the Company and payable to BIL, filed as Exhibit 10(eg) to Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 1993, is hereby incorporated herein by reference.

     (eh) $1,000,000 Promissory Note dated June 14, 1993 made by the Company and payable to BIL, filed as Exhibit 10(eh) to Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 1993, is hereby incorporated herein by reference.

     (ei) $500,000 Promissory Note dated June 22, 1993 made by the Company and payable to BIL, filed as Exhibit 10(ei) to Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 1993, is hereby incorporated herein by reference.

     (ej) Amendment No. 2 to Promissory Notes, dated June 30, 1993, filed as Exhibit 10(ej) to Quarterly Report on Form 10-Q for the
          Quarterly Period Ended June 30, 1993, is hereby incorporated herein by reference.

     (ek) Amendment No. 2 to Amended and Restated Promissory Note, dated June 30, 1993, filed as Exhibit 10(ek) to Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 1993, is hereby incorporated herein by reference.

     (el) Amendment No. 4 to First Amended and Restated Credit Agreement, dated June 30, 1993, filed as Exhibit 10(el) to Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 1993, is hereby incorporated herein by reference.

     (em) $1,500,000 Promissory Note dated July 1, 1993 made by the Company and payable to BIL, filed as Exhibit 10(em) to Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 1993, is hereby incorporated herein by reference.

     (en) $2,500,000 Promissory Note dated July 14, 1993 made by the Company and payable to BIL, filed as Exhibit 10(en) to Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 1993, is hereby incorporated herein by reference.

     (eo) $1,000,000 Promissory Note dated August 18, 1993 made by the Company and payable to BIL, filed as Exhibit 10(eo) to Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1993, is hereby incorporated herein by reference.

     (ep) $2,000,000 Promissory Note dated August 30, 1993 made by the Company and payable to BIL, filed as Exhibit 10(ep) to Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1993, is hereby incorporated herein by reference.

     (eq) $1,800,000 Promissory Note dated September 21, 1993 made by the Company and payable to BIL, filed as Exhibit 10(eq) to Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1993, is hereby incorporated herein by reference.

     (er) Third Amendment to Revolving Credit Agreement dated September 30, 1993 by and between E&J Inc. and The Hongkong and Shanghai Banking Corporation Limited, filed as Exhibit 10(er) to Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1993, is hereby incorporated herein by reference.

     (es) Debt Conversion Agreement dated September 30, 1993 by and among the Company, E&J Inc., BIL and the Jennings Investment Co, filed as Exhibit 10(es) to Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1993, is hereby incorporated herein by reference.

     (et) Convertible Promissory Note -- Common Stock dated September 30, 1993, filed as Exhibit 10(et) to Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1993, is hereby incorporated herein by reference.

     (eu) Convertible Promissory Note -- Preferred Stock dated September 30, 1993, filed as Exhibit 10(eu) to Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1993, is hereby incorporated herein by reference.

     (ev) Revolving Promissory Note dated September 30, 1993 made by the Company and E&J Inc. and payable to BIL, filed as Exhibit 10(ev) to Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1993, is hereby incorporated herein by reference.

     (ew) Security Agreement dated September 30, 1993 by and among the Company, E&J Inc. and BIL, filed as Exhibit 10(ew) to Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1993, is hereby incorporated herein by reference.

     (ex) Registration Rights Agreement dated September 30, 1993 by and between the Company and BIL, filed as Exhibit 10(ex) to Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1993, is hereby incorporated herein by reference.

     (ey) Fourth Amendment to Revolving Credit Agreement dated October 8, 1993 by and between E&J Inc. and The Hongkong and Shanghai Banking Corporation Limited, filed as Exhibit 10(ey) to Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1993, is hereby incorporated herein by reference.

  18 Letter Re Change in Accounting Principles, filed as Exhibit 18 to Annual Report on Form 10-K dated March 27, 1992, is hereby incorporated herein by reference.

  22*     Subsidiaries of the Registrant.

  24 (a) Consent of Deloitte & Touche dated April 4, 1991 with respect to S-8 Registration Statement, filed as Exhibit 24 to Annual Report on Form 10-K dated April 11, 1991, is hereby incorporated herein by reference.

     (b) Consent of Deloitte & Touche with respect to S-8 Registration Statement filed as Exhibit 24(a) to Annual Report on Form 10-K dated March 27, 1992, is hereby incorporated herein by reference.

     (c) Consent of Price Waterhouse with respect to S-8 Registration Statement, filed as Exhibit 24(b) to Annual Report on Form 10-K dated March 27, 1992, is hereby incorporated herein by reference.

     (d) Consent of Deloitte & Touche dated April 13, 1993 with respect to S-8 Registration Statement, filed as Exhibit 24(d) to Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1993, is hereby incorporated herein by reference.

     (e) Consent of Price Waterhouse dated April 14, 1993 with respect to S-8 Registration Statement, filed as Exhibit 24(e) to Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1993, is hereby incorporated herein by reference.

     (f)* Consent of Price Waterhouse dated March 30, 1994 with respect to S-8 Registration Statement.


* Filed herewith in this Annual Report on Form 10-K

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   EVEREST & JENNINGS INTERNATIONAL LTD.
                                            (Registrant)



Date:  March 30, 1994              By  (JOSEPH A. NEWCOMB)
                                      Joseph A. Newcomb
                                      Executive Vice President and
                                      Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                          Title                  Date



    (ROBERT G. SUTHERLAND)         Chairman of the Board  March 30, 1994
    Robert G. Sutherland


    (BEVIL J. HOGG)                President & CEO, DirectorMarch 30, 1994
    Bevil J. Hogg


    (RODNEY F. PRICE)              Director               March 30, 1994
    Rodney F. Price


    (B.D. HUNTER)                  Director               March 30, 1994
    B.D. Hunter


    (CHARLES D. YIE)               Director               March 30, 1994
    Charles D. Yie

                   REPORT OF INDEPENDENT ACCOUNTANTS ON
                       FINANCIAL STATEMENT SCHEDULES


To The Board of Directors and Stockholders of Everest & Jennings International Ltd.

    Our audits of the consolidated financial statements referred to in our report dated March 21, 1994 appearing on page 25 of this Annual Report on Form 10-K, which report includes explanatory paragraphs describing uncertainties with respect to the Company's ability to continue as a going concern and the outcome of litigation, also included audits of the Financial Statement Schedules for the three years ended December 31, 1993 listed in Item 14 (a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


(PRICE WATERHOUSE)
PRICE WATERHOUSE
St. Louis, Missouri
March 21, 1994

                SCHEDULE  V - PROPERTY, PLANT AND EQUIPMENT
                              (in thousands)


    For the        Balance at                         Transfers   Balance at
      Year         Beginning  Additions  Retirements     and        End of
     Ended         of Period   at Cost    and Sales     Other       Period
  -----------      ---------   -------    ---------    -------     --------

December 31, 1993:

Land               $   442    $   35      $    --     $  (327)    $   150

Buildings &
   improvements      6,677       145           --      (3,225)      3,597

Machinery &
   equipment        16,112       329(a)    (2,135)(b)  (4,857)     12,410
                   -------    ------      -------     -------     -------
                   $23,231    $3,470      $(2,135)    $(8,409)(c) $16,157


December 31, 1992:

Land                $  454    $   --     $     --       $ (12)    $   442

Buildings &
   improvements      4,081     2,760          (62)       (102)      6,677

Machinery &
   equipment        36,938       604      (21,119)(d)    (311)     16,112
                   -------    ------      -------     -------     -------
                   $41,473    $3,364     $(21,181)      $(425)    $23,231


December 31, 1991:

Land               $   680    $  123      $  (346)      $  (3)    $   454

Buildings &
   improvements      5,749       130       (1,478)       (320)      4,081

Machinery &
   equipment        40,560     1,137       (4,783)         24      36,938
                   -------    ------      -------     -------     -------
                   $46,989    $1,390      $(6,607)      $(299)    $41,473

[FN]
(a) Includes $2,465 related to capital leases for new computer and phone systems.

(b) Includes $2,033 for the disposal of property under capital lease located at the Company's former Camarillo, California facility.

(c)  Includes $322, $3,191 and $4,734 for Land, Building & improvements
     and  Machinery   &  equipment,   respectively,  which   has   been
     reclassified to Assets Held for Sale.

(d) Includes the retirement of $19,873 of fully-depreciated machinery and equipment at the Camarillo, California corporate headquarters and manufacturing facility.

         SCHEDULE  VI - ACCUMULATED DEPRECIATION AND AMORTIZATION
                     OF PROPERTY, PLANT AND EQUIPMENT
                              (in thousands)


                              Additions
    For the        Balance at Charged to              Transfers   Balance at
      Year         Beginning  Costs and  Retirements     and        End of
     Ended         of Period   at Cost    and Sales     Other       Period
  -----------      ---------   -------    ---------    -------     --------

December 31, 1993:

Buildings &
  improvements        $783      $735          $--       $(786)       $732

Machinery &
   equipment        11,065     1,189       (2,077)(a)  (1,804)      8,373
                   -------    ------      -------     -------     -------
                   $11,848    $1,924      $(2,077)    $(2,590)(b)  $9,105


December 31, 1992:

Buildings &
   improvements       $758      $136         $(62)       $(49)       $783

Machinery &
   equipment        31,336     1,601      (20,726)(c)  (1,146)     11,065
                   -------    ------      -------     -------     -------
                   $32,094    $1,737     $(20,788)    $(1,195)    $11,848


December 31, 1991:

Building &
   improvements     $2,188      $607        $(203)    $(1,834)       $758

Machinery &
   equipment        25,500     8,699       (3,738)        875      31,336
                   -------    ------      -------     -------     -------
                   $27,688    $9,306      $(3,941)      $(959)    $32,094

[FN]
(a) Includes $2,033 for the disposal of property under capital lease located at the Company's former Camarillo, California facility.

(b)  Includes  $765   and  $1,728  for  Buildings  &  improvements  and
     Machinery & equipment, respectively, which has been reclassified to Assets Held for Sale.

(c) Includes the retirement of $19,873 of fully-depreciated machinery and equipment at the Camarillo, California corporate headquarters and manufacturing facility.

            SCHEDULE  VIII -- VALUATION AND QUALIFYING ACCOUNTS
                              (in thousands)


                                          Charged
                             Balance at   to Costs                 Balance
                             Beginning      and                   at End of
For the Year Ended           of Period    Expenses    Deductions    Period
- ------------------           ---------    --------    ----------   --------
December 31, 1993:

Allowance for doubtful
 accounts                     $3,505      $1,515        $3,514(a)  $1,506

Accrued restructuring
 expenses                      6,047       5,074(b)      4,829      6,292



December 31, 1992:

Allowance for doubtful
 accounts                    $ 6,658      $   04        $3,357    $ 3,505

Accrued restructuring
 expenses                     14,095       1,871(b)      9,919      6,047



December 31, 1991:

Allowance for doubtful
 accounts                    $ 6,588     $ 1,192        $1,122    $ 6,658

Accrued restructuring
 expenses                     10,999      12,222(b)      9,126     14,095


[FN]
(a) This amount relates to the accounts of Smith & Davis which have been reclassified as Assets Held for Sale.

(b) Does not include $10,030, $2,079 and $6,307 of restructuring expense charged to other balance sheet accounts for 1993, 1992 and 1991, respectively.

                   SCHEDULE  IX -- SHORT-TERM BORROWINGS
                              (in thousands)


                                                       Weighted    Weighted
                               Weighted    Maximum     Average     Average
                               Average      Amount      Amount     Interest
    For the         Balance    Interest  Outstanding Outstanding     Rate
      Year           at End  Rate at End    During      During      During
     Ended         of Period  of Period     Period      Period      Period
                                                         (a)         (b)
  -----------      ---------   -------    ---------    -------     --------

December 31, 1993:

Notes payable to
 banks and
 other lending
 institutions      $18,826     6.55%      $24,466     $22,014       5.95%


December 31, 1992:

Notes payable to
 banks and
 other lending
 institutions      $24,275     7.11%      $24,486     $14,848       9.54%


December 31, 1991:

Notes payable to
 banks and
 other lending
 institutions      $12,215    11.95%      $11,621     $ 9,449      14.39%


[FN]
(a) Weighted average amount outstanding during period is computed by using month-end balances.

(b) Weighted average interest rate during the period is computed by using monthly interest rates.