Form 10-Q
period 1994-03-31
EVEREST & JENNINGS INTERNATIONAL LTD
filed 1994-05-16
CIK 33837

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


  X   Quarterly Report pursuant to Section 13 or 15(d) of the Securities
                           Exchange Act of 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1994
                                    or
    Transition Report pursuant to Section 13 or 15(d) of the Securities
                           Exchange Act of 1934
               For the transition period from _____ to _____


                      Commission File Number: 0-3585
                         ________________________

                   EVEREST & JENNINGS INTERNATIONAL LTD.
          (Exact name of registrant as specified in its charter)

             DELAWARE                                95-2536185
 (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                Identification No.)

          1100 CORPORATE SQUARE DRIVE, ST. LOUIS, MISSOURI  63132
                 (Address of principal executive offices)

     Registrant's telephone number, including area code:  314-995-7000

                              NOT APPLICABLE
           (Former name, former address and former fiscal year,
                       if changed since last report)
                         ________________________

        Securities registered pursuant to Section 12(b) of the Act:

                              Number of shares
                           issued and outstanding    Name of exchange
    Title of each class      as of May 12, 1994    on which registered
    ___________________      __________________    ___________________

       Common Stock;
      par value:  $.01           72,199,612      American Stock Exchange

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


                       QUARTERLY REPORT ON FORM 10-Q

                              MARCH 31, 1994


                             TABLE OF CONTENTS

                                                                       Page
PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements                                      3

     Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                  20


PART II.   OTHER INFORMATION

     Item 1.  Legal Proceedings                                        24

     Item 2.  Changes in Securities                                    26

     Item 3.  Defaults upon Senior Securities                          26

     Item 4.  Submission of Matters to a Vote of Security Holders      26

     Item 5.  Other Information                                        26

     Item 6.  Exhibits and Reports on Form 8-K                         27


SIGNATURE                                                              28



                      PART I:  FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

    The consolidated financial statements included herein have been prepared by the management of Everest & Jennings International Ltd. (the "Company") without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to state fairly the data included herein in accordance with generally accepted accounting principles for interim financial information have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

                   CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in thousands except per-share data)


                                            Three Months Ended March 31
                                            ---------------------------
                                                 1994          1993
                                               --------      --------
                                                    (Unaudited)

Revenues                                       $20,213       $24,752
Cost of sales                                   14,606        17,449
                                               _______       _______

    Gross profit                                 5,607         7,303

Selling expenses                                 5,222         5,512
General and administrative expenses              1,534         3,159
                                               _______       _______

    Total operating expenses                     6,756         8,671
                                               _______       _______


Loss from operations                            (1,149)       (1,368)

Interest expense, BIL (Note 5)                     113           660

Interest  expense                                  350           858
                                               _______       _______


Loss before income taxes                        (1,612)       (2,886)

Income tax provisions                               61            91
                                               _______       _______

Net loss                                       $(1,673)      $(2,977)


Loss per share (Note 7)                         $(.02)        $(.33)


Weighted average number of Common
Shares outstanding                            72,199,612    9,146,000



           The accompanying Notes are an integral part of these Consolidated Financial Statements

                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)

                                  ASSETS

                                               March 31    December 31
                                                 1994          1993
                                               --------    -----------
                                             (Unaudited)
CURRENT ASSETS:

    Cash and cash equivalents                  $    44       $ 1,872
    Accounts receivable, less allowance
      for doubtful accounts of $1,280
      in 1994 and $1,506 in 1993                18,876        15,677
    Inventories (Note 9)                        13,236        15,289
    Assets held for sale (Notes 1 and 6)        13,984        14,609
    Other current assets                         2,280         1,494
                                                ______        ______

    Total current assets                        48,420        48,941
                                                ______        ______


PROPERTY, PLANT AND EQUIPMENT:

    Land                                           145           150
    Buildings and improvements                   3,570         3,597
    Machinery and equipment                     12,716        12,410
                                                ______        ______

                                                16,431        16,157
    Less accumulated depreciation
      and amortization                          (9,331)       (9,105)
                                                ______        ______

    Property, plant and equipment, net           7,100         7,052


INTANGIBLE ASSETS, NET                             932         1,007

OTHER ASSETS                                       507           515
                                                ______        ______

TOTAL ASSETS                                   $56,959       $57,515


           The accompanying Notes are an integral part of these Consolidated Financial Statements

                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

                                               March 31    December 31
                                                 1994          1993
                                               --------    -----------
                                             (Unaudited)
CURRENT LIABILITIES:
    Short-term borrowings and current installments
      of long-term debt of $1,579 in 1994
      and $1,562 in 1993 (Note 5)              $19,685       $20,897
    Accounts payable                             7,592         8,099
    Accrued payroll costs                        8,137         9,360
    Accrued interest, BIL (Note 5)                 298           185
    Accrued expenses                            10,673        10,863
    Accrued restructuring expenses (Note 1)      6,705         6,292
                                                ______        ______

    Total current liabilities                   53,090        55,696
                                                ______        ______

LONG-TERM DEBT, NET OF CURRENT PORTION
      (Note 5)                                   3,490         3,622

LONG-TERM BORROWINGS FROM BIL (Note 5)           9,052         4,802

OTHER LONG-TERM LIABILITIES                        385           403

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' DEFICIT: (Notes 4 and 10)
    Series A Convertible Preferred Stock        11,089        11,089
    Series B Convertible Preferred Stock         1,317         1,317
    Series C Convertible Preferred Stock        20,000        20,000
    Common Stock, par value: $.01;
      authorized 120,000,000 shares                722           722
    Additional paid-in capital                 105,578       105,578
    Accumulated deficit                       (144,368)     (142,449)
    Minimum pension liability adjustment        (2,606)       (2,606)
    Cumulative translation adjustments            (790)         (659)
                                                ______        ______

    Total stockholders' deficit                 (9,058)       (7,008)
                                                ______        ______

TOTAL LIABILITIES AND STOCKHOLDERS'
  DEFICIT                                      $56,959       $57,515


           The accompanying Notes are an integral part of these Consolidated Financial Statements


                                       EVEREST & JENNINGS INTERNATIONAL LTD. AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                              FOR THE THREE MONTHS ENDED MARCH 31, 1994

                                                       (Dollars in thousands)
                                                             (unaudited)



                                        Series A               Series B                 Series C
                                      Convertible             Convertible             Convertible
                                    Preferred Stock         Preferred Stock         Preferred Stock           Common Stock
                                    ---------------         ---------------         ---------------           ------------
                                    Shares    Amount        Shares    Amount        Shares    Amount        Shares    Amount
                                    ------    ------        ------    ------        ------    ------        ------    ------


Balance at December 31, 1993     6,622,206   $11,089       786,357    $1,317    20,000,000   $20,000    72,199,612      $722


Accrued Dividends on Series A
  Convertible Preferred Stock           --        --            --        --            --        --            --        --


Net loss                                --        --            --        --            --        --            --        --


Translation adjustments of
consolidated subsidiaries               --        --            --        --            --        --            --        --
                                 _________   _______       _______    ______    __________   _______    __________      ____


Balance at March 31, 1994        6,622,206   $11,089       786,357    $1,317    20,000,000   $20,000    72,199,612      $722

                                       EVEREST & JENNINGS INTERNATIONAL LTD. AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                              FOR THE THREE MONTHS ENDED MARCH 31, 1994

                                                       (Dollars in thousands)
                                                             (unaudited)

                                                             (continued)                                          6

                                                                    Minimum
                                     Additional     Accumu-         Pension        Cumulative
                                      Paid-in        lated         Liability      Translation
                                      Capital       Deficit        Adjustment     Adjustments        Total
                                     ----------     -------        ----------     -----------        -----


Balance at December 31, 1993         $105,578      $(142,449)       $(2,606)         $(659)         $(7,008)


Accrued Dividends on Series A

  Convertible Preferred Stock              --           (246)            --             --             (246)


Net loss                                   --         (1,673)            --             --           (1,673)


Translation adjustments                    --             --             --           (131)            (131)
                                       ______       ________         ______           ____           ______

Balance at March 31, 1994            $105,578      $(144,368)       $(2,606)         $(790)         $(9,058)




          The accompanying Notes are an integral part of this Consolidated Financial Statement

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)

                                            Three Months Ended March 31
                                             -------------------------
                                                 1994          1993
                                               --------      --------
                                                    (Unaudited)
Cash flows from operating activities:
    Net loss                                   $(1,673)      $(2,977)
    Adjustment to reconcile net loss to
        cash used in operating activities:
      Depreciation and amortization                301           733

Changes in operating assets and liabilities:
    Accounts receivable                         (3,199)       (1,322)
    Inventories                                  2,053        (2,652)
    Accounts payable                              (507)       (3,229)
    Accrued interest, BIL                          113           660
    Accrued payroll costs, expenses and
        income taxes                            (1,659)       (1,135)
    Accrued restructuring expenses                 413        (2,414)
    Other, net                                    (778)          133
                                                ______        ______

    Cash used in operating activities           (4,936)      (12,203)
                                                ______        ______
Cash flows from investing activities:
    Capital expenditures                          (274)       (2,497)
    Changes in Assets held for sale                625           ---
                                                ______        ______
    Cash provided by (used in) investing
         activities                                351        (2,497)
                                                ______        ______
Cash flows from financing activities:
    Advances from BIL                            4,250        14,000
    Increase (decrease) in short-term and
        long-term borrowings, net               (1,344)          714
    Changes in other long-term liabilities         (18)          (17)
                                                ______        ______

    Cash provided by financing activities        2,888        14,697
                                                ______        ______

Effect of exchange rate changes on cash flow      (131)           (9)
                                                ______        ______

Decrease in cash balance                        (1,828)          (12)
Cash and cash equivalents balance at
    beginning of year                            1,872           145
                                                ______        ______

Cash and cash equivalents balance at end
    of the three-month period                   $   44       $   133

Supplemental disclosures of cash flow information:
    Cash paid for interest                      $  195       $   481
    Cash paid for income taxes                  $  106       $   179


           The accompanying Notes are an integral part of these Consolidated Financial Statements

           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands except per-share data)


NOTE 1 -- CORPORATE RESTRUCTURING

    The Company has incurred substantial financial losses in a continuing effort to restructure its operations with the objective of becoming a stronger long-term competitor in the durable medical equipment industry. Restructuring activities have included asset sales, significant reductions in headcount, salaries and fringe benefits, plant closures and consolidations, product line rationalization, debt to equity conversion and outsourcing of manufacturing operations. In addition to the foregoing, the Company is pursuing the sale or other disposition of the Smith & Davis institutional business and Everest & Jennings de Mexico.

    The accompanying consolidated financial statements have been prepared under the going concern concept. The going concern concept anticipates an entity will continue in its present form and, accordingly, uses the historical cost basis to prepare financial statements. The Company has incurred substantial restructuring expenses and recurring operating losses and has a net capital deficiency at March 31, 1994. No assurance can be made that the Company will successfully emerge from or complete its restructuring activities.



NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Significant accounting policies followed for the three month period ended March 31, 1994 are the same as those disclosed in the Notes to the Company's December 31, 1993 Consolidated Financial Statements, which were included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993. All dollar amounts in these Notes to Unaudited Consolidated Financial Statements are in thousands except per-share data or as otherwise specified. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of (a) the consolidated results of operations for the three month periods ended March 31, 1994 and 1993; (b) the consolidated financial position at March 31, 1994 and December 31, 1993; and (c) the consolidated cash flows for the three month periods ended March 31, 1994 and 1993 have been made. Certain reclassifications have been made to prior period financial statements to conform with current period presentation.



NOTE 3 -- ACQUISITION

    In January, 1994, the Company completed the acquisition (the "Acquisition") of Medical Composite Technology, Inc. ("MCT"). The $10.6 million purchase price consisted of the issuance of 8,000,000 shares of Common Stock, $2 million in the form of pre-closing cash advances, and the assumption of $0.6 million of net liabilities. Additionally, the Company assumed the equivalent of 107,614 unvested stock options for the purchase of the Company's Common Stock.

    The Acquisition was accounted for as a purchase. Of the $10.6 million purchase price, $9.7 million was attributable to in-process research and development, and was expensed in 1993. The balance of the purchase price over the fair value of assets acquired, $0.9 million, was allocated to goodwilland is being amortized over a period of three years.

    For purposes of consolidated financial statement presentation, the Acquisition was accounted for as if it was completed on December 31, 1993. Accordingly, the Company's consolidated financial statements as of March 31, 1994 and December 31, 1993 include the assets and liabilities of MCT.

    Pro forma combined results of operations (unaudited) of the Company and MCT for the three month period ended March 31, 1993 are shown below. Pro forma results of operations are not necessarily indicative of the results of operations if the companies had constituted a single entity during the period combined.

                                            March 31, 1993
                                            --------------
                                        (Dollars in millions,
                                        except per-share data)

    Net sales                                   $25.1
    Net loss from continuing operations         (13.3)
    Net loss per share                           (.78)




NOTE 4 -- DEBT RESTRUCTURING AND CONVERSION

    As of September 30, 1993, the Company, Everest & Jennings, Inc. ("E&J Inc."), Jennings Investment Co. and BIL entered into a Debt Conversion Agreement to provide for the conversion (the "Debt Conversion Transaction") of approximately $75 million in principal and accrued, unpaid interest (the "Converted BIL Debt"), owed by the Company and E&J Inc. Pursuant to the Debt Conversion Agreement, (a) the Company and E&J Inc. issued to BIL a Convertible Promissory Note -- Common Stock (the "Common Stock Note") in the initial principal amount of $45 million and a Convertible Promissory Note -- Preferred Stock (the "Preferred Stock Note") in the original principal amount of $20 million; (b) BIL agreed to lend to E&J Inc. $5.7 million to allow E&J Inc. to repay the outstanding balance of cash advances owed by E&J Inc. to the Hongkong & Shanghai Banking Corporation ("HSBC") under the terms of a Revolving Credit Agreement dated as of September 30, 1992, as amended (the "Revolving Credit Agreement"), between E&J Inc. and HSBC; (c) Brierley Investments Limited, an affiliate of BIL, agreed to guarantee a letter of credit facility ("Letter of Credit Facility") between E&J Inc. and HSBC (or an alternative commercial lending institution) in an amount not exceeding $6 million through and including June 30, 1995; (d) BIL, as guarantor of the obligations of E&J Inc. under the Revolving Credit Agreement, agreed to an amendment of the Revolving Credit Agreement whereby cash advances of up to $10 million were made available for E&J Inc.'s working capital needs; (e) the Company and E&J Inc. agreed to indemnify (the "Indemnification Obligation") BIL from and against any and all losses arising out of BIL's guarantee of the Letter of Credit Facility and the Revolving Credit Agreement; (f) BIL agreed to lend to the Company and E&J Inc. up to $12.5 million pursuant to the terms of the Revolving Promissory Note; (g) BIL and the Company and E&J Inc. entered into a Security Agreement (the "Security Agreement") pursuant to which the Company and E&J Inc. granted a security interest in all of their assets to BIL to secure on a pari passu basis the obligations of the Company and E&J Inc. to BIL under the Common Stock Note, the Preferred Stock Note, the Revolving Promissory Note and the Indemnification Obligation; and (h) the Company and BIL entered into a Registration Rights Agreement pursuant to which the Company granted to BIL registration rights with respect to shares of Common Stock held as of the date of the Registration Rights Agreement and shares of Common Stock obtained by BIL as a result of the conversion of the Common Stock Note and Series C Preferred Stock issuable upon conversion of the Promissory Stock Note.

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

    BIL had agreed, upon stockholder approval of the Debt Conversion Transaction and the Recapitalization Proposals, to advance E&J Inc. $10 million to pay HSBC the cash advance it made to E&J Inc. under the Revolving Credit Agreement. Such advance by BIL to E&J Inc. which has resulted in an increase in the principal amount of the Common Stock Note from $45 million to $55 million. However, subsequent to the Special Meeting of Stockholders, BIL and E&J Inc. agreed to transfer $10 million from the Revolving Promissory Note to the Common Stock Note, thus increasing the balance of the Common Stock Note to $55 million.

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

    The Preferred Stock Note was convertible into that number of shares of Series C Preferred Stock equal to the outstanding principal balance of that Note at conversion divided by a stated conversion price ($1.00 per share, subject to antidilution adjustment). The Series C Preferred Stock is convertible into shares of Common Stock on a one-for-one basis.

    The Preferred Stock Note automatically converted in full upon satisfaction of all of the following conditions: (a) ratification of the Debt Conversion Transaction by the stockholders of the Company;
(b) approval and adoption of the Common Stock Amendment and the Preferred Stock Amendment by the stockholders of the Company; (c) the filing and effectiveness of an amendment to the Company's Certificate of Incorporation to effect the Common Stock Amendment and the Preferred Stock Amendment;
(d) adoption by the Board of Directors of resolutions to designate the Series C Preferred Stock and the filing and effectiveness of the Series C Certificate of Designations; (e) reservation of a sufficient number of shares of Series C Preferred Stock for issuance on conversion of the Preferred Stock Note; (f) reservation of a sufficient number of Common shares for issuance on conversion of the Common Stock Note and the Series C Preferred Stock issued on conversion of the Preferred Stock Note; and
(g) approval for listing on the American Stock Exchange of the Common shares issuable on conversion of the Common Stock Note and the Series C Preferred Stock issued on conversion of the Preferred Stock Note. BIL waived condition (g), and the Preferred Stock Note converted into 20 million shares of Series C Convertible Preferred Stock on January 12, 1994.

The conversions of both the Common Stock Note and the Preferred Stock Note were reflected in the consolidated financial statements as of December 31, 1993. No gain or loss was recognized as a result of the Debt Conversion Transaction.



NOTE 5 -- DEBT

    The Company's debt as of March 31, 1994 and December 31, 1993 is as follows:

                                               March 31    December 31
                                                 1994          1993
                                               --------    -----------

Revolving Promissory Note to BIL               $ 9,052       $ 4,802
Loans payable to HSBC                           10,000        10,000
Other domestic debt                              9,871        10,844
Foreign debt                                     3,304         3,675
                                                ______        ______

    Total debt                                  32,227        29,321

Less short-term debt and current installments
    of long-term debt                           19,685        20,897
                                                ______        ______
    Long-term debt, net of current
      installments, including Revolving
      Promissory Note to BIL                   $12,542       $ 8,424



    On September 30, 1992, E&J Inc. entered into a $20 million unsecured Revolving Credit Agreement with HSBC. Advances under the Revolving Credit Agreement bear interest at the prime rate announced by Marine Midland Bank, N.A. from time to time. Repayment of existing debt with BIL is subordinated to the HSBC debt, and Brierley Investments Limited, an affiliate of BIL, has guaranteed its repayment.

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

    On October 8, 1993, E&J Inc. fully utilized the $10 million in cash advances under the Revolving Credit Agreement to repay a $10 million loan from Mercantile Bank, resulting in no further cash availability under the Revolving Credit Agreement.

    In connection with the MCT acquisition, a total of $2.0 million was advanced by the Company to MCT prior to the closing of the transaction in January, 1994. These advances have been treated as part of the purchase price for the MCT acquisition. The advances were funded to the Company by BIL and constituted borrowings under the Revolving Promissory Note.

    As of September 30, 1993, the Company entered into the Debt Conversion Agreement with BIL whereby $75 million of indebtedness was restructured by the issuance of the Common Stock Note and the Preferred Stock Note (see
Note 4). The balance of the indebtedness owed BIL ($6.8 million) which was not converted into the Common Stock Note and the Preferred Stock Note was treated as advances under the Revolving Promissory Note.

    As part of the Debt Conversion Transaction, BIL agreed to provide to the Company and E&J Inc. a revolving credit facility of up to $12.5 million, as evidenced by the Revolving Promissory Note. At March 31, 1994, $9.1 million had been advanced to the Company and E&J Inc. by BIL under the Revolving Promissory Note. The Revolving Promissory Note matures on June 30, 1995, bears interest at the rate of 8% per annum, and is secured by a lien on and security interest in all assets of the Company and E&J Inc. The Revolving Promissory Note is subordinated to all debt borrowed by the Company or E&J Inc. from, or the payment of which has been guaranteed by the Company or E&J Inc. to, principal lenders to the Company and/or E&J Inc. As of March 31, 1994, $0.3 million of accrued, unpaid interest was due BIL under the Revolving Promissory Note.

    In July, 1991, the Company obtained a three-year $13 million secured credit facility at an interest rate of prime plus 3% for its Smith & Davis subsidiary. The facility is secured by substantially all of the assets of Smith & Davis. In February, 1993 this credit line was amended to increase the availability of funding to the Company and reduce the borrowing cost to prime plus 2%. At March 31, 1994, the Company had borrowed $4.2 million under this line. Additionally, Smith & Davis had other borrowings primarily consisting of amounts owed under certain industrial revenue bonds totaling $1.2 million at March 31, 1994, with interest rates ranging from 8% to prime plus 3%. These amounts are due at various semi-annual intervals through 1996.

    The Company's Canadian operation has credit facilities in the aggregate of $4.7 million, of which $3.3 million was borrowed as of March 31, 1994 at interest rates ranging from prime plus 1/2% to prime plus 3/4%. The loans are secured by the net assets of the Canadian subsidiary.

    At March 31, 1994, the Company was contingently liable under existing letters of credit in the aggregate amount of approximately $3.5 million.

    Pursuant to an agreement with its joint venture partner in Indonesia, the Company has agreed to guarantee up to $1 million of indebtedness incurred by the joint venture to fund its operations.



NOTE 6 -- ASSETS HELD FOR SALE

    Net assets held for sale for the disposition of the Company's Smith & Davis institutional business and Mexican subsidiary consist of the following as of March 31, 1994 and December 31, 1993, and are stated at net realizable values:

                                               March 31    December 31
                                                 1994          1993
                                               --------    -----------
          Smith & Davis:
             Accounts receivable               $ 4,275       $ 7,699
             Inventories                         6,214         6,146
             Land and buildings                  1,490         1,490
             Machinery & equipment               1,100         1,100
             Other assets                          135           196
                                                ______        ______

                                                13,214        16,631
          Everest & Jennings de Mexico:
             Net assets                            770           678
                                                ______        ______

          Total assets held for sale           $13,984       $17,309



    Results of operations for the Smith & Davis institutional business for the three month period ended March 31, 1994 were as follows:

                                                    Three Months
                                                Ended March 31, 1994
                                                --------------------

    Revenues                                           $5,082
    Cost of sales                                       3,601
                                                       ______

    Gross profit                                        1,481
    Operating expenses                                  1,629
    Interest expense                                      113
                                                       ______

    Net loss                                           $ (261)


    During the phase out period through the disposal date, the results of the Smith & Davis institutional business are being included as a component of Accrued restructuring expenses on the consolidated balance sheet. The operating results of the Company's Mexican subsidiary for the three month period ended March 31, 1994 were not material.



NOTE 7 -- LOSS PER SHARE

    Loss per share for the three month periods ended March 31, 1994 and 1993 is calculated based on the weighted average number of shares of Common Stock during the periods.



NOTE 8 -- INCOME TAXES

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



NOTE 9 -- INVENTORIES

    Inventories at March 31, 1994 and December 31, 1993 consist of the following:

                                               March 31    December 31
                                                 1994          1993
                                               --------    -----------

          Raw materials                        $ 6,587       $ 8,219
          Work-in-process                        3,942         4,131
          Finished goods                         2,707         2,939
                                                ______        ______

                                               $13,236       $15,289



NOTE 10 -- COMMON STOCK

    On March 17, 1992, the stockholders of the Company approved a Plan of Reclassification. Under the Plan of Reclassification, the Certificate of Incorporation of the Company was amended to replace the Company's authorized Class A Common Stock and Class B Common Stock with a new single class of Common Stock having 25,000,000 authorized shares, and reclassified each outstanding Class A Common share and each outstanding Class B Common share into one share of such new single class of Common Stock. The Plan of Reclassification became effective as of the close of business on November 18, 1993.

    On December 31, 1993, the Company's stockholders approved the Debt Conversion Transaction (see Note 4), which resulted in the issuance of 55 million shares of Common Stock and 20 million shares of 7% Series C Convertible Preferred Stock for conversion of the Common Stock Note and the Preferred Stock Note, respectively.

    On December 31, 1993, the Company issued 8 million shares of Common Stock to the stockholders of MCT (see Note 3).


NOTE 11 -- CONTINGENT LIABILITIES

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

    In December, 1992 ICF Kaiser Engineers, Inc. ("ICF Kaiser") filed a Demand for Arbitration (the "Demand") against the Company before the American Arbitration Association in Los Angeles, California. ICF Kaiser in its demand claims breach of contract between the parties for consulting and clean up work by ICF Kaiser at E&J's former facilities located at 3233 East Mission Oaks Boulevard, Camarillo, California. The Arbitration Demand is in the sum of $1.1 million. In January, 1993 an answer and counter-claim were filed on behalf of the Company. The answer denies breach of the contract and disputes the monetary claim asserted in the Demand. In the counterclaim, the Company asserts that ICF Kaiser breached the contract, above referenced, by inter alia failing to perform the services required under the Agreement in a reasonably cost effective manner and in accordance with the terms and conditions of the Agreement. In February, 1993 E&J made a payment without prejudice to ICF Kaiser in the sum of approximately $0.6 million. This payment, together with prior payments, brings the total paid to date by the Company to ICF Kaiser to approximately $0.7 million. The entirety of the charges by ICF Kaiser are disputed as unreasonable under the circumstances and the Company intends to vigorously defend its position. The Company has recorded an appropriate reserve to reflect this matter and does not consider the amount to be material to the Company's consolidated financial statements. The arbitration hearings commenced in July, 1993 and concluded at the end of the first quarter of 1994. A decision is anticipated in the second half of 1994.

    Die Cast Products, Inc. ("Die Cast Products"), a former subsidiary of the Company, has been named as a defendant in a lawsuit filed by the State of California pursuant to the Comprehensive Environmental Response, Compensation and Liability Act 42 U.S.C. par.9601 et sec ("CERCLA"). The Company was originally notified of this action on December 10, 1992. The lawsuit seeks to recover response and remediation costs in connection with the release or threatened release of hazardous substances at 5619-21 Randolph Street, in the City of Commerce, California ("Randolph Street Site"). It is alleged that the Randolph Street Site was used for the treatment, storage and disposal of hazardous substances. The Company anticipates being named as a defendant as a result of its former ownership of Die Cast Products, which allegedly disposed of hazardous waste materials at the Randolph Street Site. Investigation with respect to potential liability of the Company is in the early stages. Issues to be addressed include whether the Company will be responsible for the disposals made by Die Cast Products; whether Die Cast Products actually sent hazardous waste materials to the Randolph Street Site; the nature, extent and costs of the ultimate cleanup required by the State of California; the share of that cleanup which may ultimately be allocated to Die Cast Products and/or the Company; and the extent to which insurance coverage may be available for any costs which may eventually be assigned to the Company. Remedial investigations performed on behalf of the State of California at the Randolph Street Site have disclosed soil and groundwater contamination. The Company has recorded a reserve of $1.0 million for this matter, which was included in the Consolidated Statements of Operations for 1993.

    In March, 1993, Everest & Jennings, Inc. ("EJI") received a notice from the United States Environmental Protection Agency ("EPA") regarding an organizational meeting of generators with respect to the Casmalia Resources Hazardous Waste Management Facility ("Casmalia Site") in Santa Barbara County, California. The EPA alleges that the Casmalia Site is an inactive hazardous waste treatment, storage and disposal facility which accepted large volumes of commercial and industrial wastes from 1973 until 1989. In late 1991, the Casmalia Site owner/operator abandoned efforts to actively pursue site permitting and closure and is currently conducting only minimal maintenance activities. The EPA estimates that the Casmalia Site's closure trust fund, approximately $10 million, is substantially insufficient to cover cleanup and closure of the site. Since August, 1992, the EPA has undertaken certain interim stabilization actions to control actual or threatened releases of hazardous substances at the Casmalia Site. The EPA is seeking cooperation from generators to assist in the cleaning up, and closing of, the Casmalia Site. EJI and 64 other entities were invited to the organizational meeting. The EPA has identified EJI as one of the larger generators of hazardous wastes transported to the Casmalia Site. EJI is a member of a manufacturers' group of potentially responsible parties which has investigated the site and proposed a remediation plan to the EPA. To reflect EJI's estimated allocation of costs thereunder, a reserve of $1.0 million has been recorded, which was included in the Consolidated Statements of Operations for 1993.

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



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1994

    The following table summarizes operating results of the Company for the three months ended March 31, 1994 and 1993 (dollars in millions):


                                        Three Months Ended March 31
                                        ---------------------------
                                         1994                1993
                                     ------------        ------------
                                     Amount    %         Amount    %
                                     ------   ---        ------   ---

          Revenue                    $20.2    100        $24.7    100
          Cost of sales               14.6     72         17.4     71
                                     ______   ____       ______   ____

          Gross profit                 5.6     28          7.3     29
          Operating expenses           6.7     33          8.7     35
                                     ______   ____       ______   ____

          Operating loss              (1.1)    (5)        (1.4)    (6)
          Interest expense             0.5      2          1.5      6
                                     ______   ____       ______   ____

          Loss before income taxes    (1.6)    (7)        (2.9)   (12)
          Income tax provisions        0.1      1          0.1      1
                                     ______   ____       ______   ____

          Net loss                   $(1.7)    (8)       $(3.0)   (13)



    First quarter 1994 revenues of $20.2 million decreased $4.5 million, or 18%, from 1993, due primarily to discontinuing the Smith & Davis institutional business. Sales of this business and related costs were included in the consolidated results of operations of the Company for 1993 but not 1994. If the 1994 first quarter revenues of the Smith & Davis institutional business ($5.1 million) had been included in the consolidated results, revenues would have increased by $0.6 million or 2% from 1993 levels. First quarter 1993 wheelchair sales and operations were negatively impacted by the relocation of the Company's primary domestic manufacturing facility from Camarillo, California to St. Louis, Missouri which occurred during 1992. Delivery delays caused by the 1992 move have decreased and lead times have been brought into line with historic levels. To improve the Company's operating efficiencies and cost structure, certain production relocation and facility rationalizations are planned during 1994.

    First quarter 1994 revenues in the Everest & Jennings' Canadian and Mexican subsidiaries were down $0.1 million or 3%, due primarily to an unfavorable Canadian exchange rate change.

    Total Company first quarter gross profit decreased $1.7 million from $7.3 million in 1993 to $5.6 million in 1994, due primarily to exclusion of the Smith & Davis institutional business gross profit ($1.5 million) from the Company's 1994 operating results. Additionally, during the first quarter, margins were negatively affected by increases in private label wheelchair sales to distributors.

    Total Company first quarter operating expenses decreased $2.0 million from $8.7 million in 1993 to $6.7 million in 1994 due primarily to exclusion of the Smith & Davis institutional business operating expenses ($1.6 million) from the Company's 1994 operating results and reduced general and administrative spending levels during the first quarter. These reductions were partially offset by increases in research and development spending of $0.4 million from $0.1 million during 1993 to $0.5 million during 1994.

    Interest expense of $0.5 million in the first quarter of 1994 decreased from the comparable period in the prior year due to the conversion of $75 million of debt to equity which occurred during the fourth quarter of 1993.

    In January 1993 the Company adopted the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). The adoption of SFAS 109 did not have an impact on the consolidated financial statements.



Liquidity and Capital Resources

    The Company's primary sources of liquidity are cash provided from operations, borrowings and cash on hand. At March 31, 1994, the Company had $0.04 million in cash or $1.83 million less than the $1.87 million in cash at December 31, 1993. At March 31, 1994, total debt of $32.2 million was $2.9 million higher than the $29.3 million in debt at December 31, 1993. The increase was due to advances from BIL in the amount of $4.3 million during the first quarter of 1994 offset by a $1.0 million decrease in other domestic debt and a $0.4 million decrease in other foreign debt.

    On September 30, 1992 the Company entered into a $20 million Revolving Credit Agreement with HSBC. The repayment of this facility was guaranteed by Brierley Investments Limited, an affiliate of BIL. The facility would not have been made available to the Company without such guaranty. As of September 30, 1993, HSBC and E&J Inc. agreed to amend the Revolving Credit Agreement and extend its term for approximately one year. The HSBC facility, as amended, provides to E&J Inc. up to $6 million letter of credit availability and up to $10 million of cash advances. The $10 million of cash advances has been fully utilized.

    At March 31, 1994 and December 31, 1993, under the debt agreements with BIL and HSBC, the Company was obligated to repay the following amounts at the various dates listed below.

                             3/31/94      12/31/93
                             Balance      Balance
   Debt Agreement           $ millions   $ millions      Repayment Date
   --------------           ----------   ----------      --------------

Revolving Promissory Note        9.1        4.8          June 30, 1995

HSBC Revolving Credit
  Agreement (1)                 10.0       10.0          September 30, 1994

Accrued, unpaid interest
  due BIL                        0.3        0.2          -----
                               _____      _____

  TOTAL                        $19.4      $15.0

[FN]
  (1) Excludes  approximately   $3.5   million   and   $3.7   million,
      respectively, committed with respect to outstanding letters of credit as of both March 31, 1994 and December 31, 1993.



    As of September 30, 1993, the Company entered into the Debt Conversion Agreement with BIL whereby $75 million of indebtedness was restructured by the issuance of the Common Stock Note and the Preferred Stock Note. The balance of the BIL indebtedness ($6.8 million) which was not converted into the Common Stock Note and the Preferred Stock Note was treated as advances under the Revolving Promissory Note. See Note 4 -- Debt Restructuring and Conversion of the Notes to the unaudited Consolidated Financial Statements for a discussion of the Debt Conversion Transaction.

    As part of the Debt Conversion Transaction, BIL agreed to provide to the Company and E&J Inc. a revolving credit facility of up to $12.5 million, as evidenced by the Revolving Promissory Note. As of March 31, 1994, $9.1 million had been advanced to the Company and E&J Inc. by BIL under such Note, leaving an availability balance of $3.4 million.

    In July, 1991, the Company obtained a three-year $13 million secured credit line for its Smith & Davis subsidiary which is secured by substantially all of the subsidiary's assets. In February, 1993 this credit line was amended to increase the availability of funding to the Company and reduce the borrowing costs thereunder. At March 31, 1994 Smith & Davis had borrowed $4.2 million under this line. The Company expects to either extend this credit line in 1994 or terminate it upon the sale or other disposition of the Smith & Davis institutional business. The Company's Canadian operation has existing credit facilities in the aggregate of $4.7 million, on which $3.3 million was borrowed as of March 31, 1994.

    Accordingly, at  March 31, 1994 the Company owed $20.1 million to banks
and  other   commercial  lenders,   $3.0 million  under  capitalized  lease
obligations, and $9.1 million to BIL.

    During April 1994, the Company has required $1.3 million of additional financing to fund its operating requirements and accrued restructuring expenses. This additional funding has been provided to the Company by BIL, bringing the total advances under the Revolving Promissory Note to $10.4 million as of May 12, 1994, out of an available line of credit of $12.5 million. The Company expects to need additional financing at least through the end of the third quarter of 1994, and will seek to amend the Revolving Promissory Note with BIL to provide for such requirement.

    The Company's 1994 year to date revenues and operating results have been negatively impacted by ongoing price competition, liquidity constraints and loss of market share due to the relocation of the Company's primary domestic wheelchair manufacturing facility from California to Missouri. The loss of customer confidence stemming from long lead times and shipping delays due to start-up inefficiencies, computer system problems and inventory imbalances in St. Louis manufacturing operations is expected to adversely impact revenues, operating income and cash flow at least through the end of the third quarter of 1994. Management is implementing a plan which is intended to address the Company's problems with manufacturing and shipment delays. The plan also addresses the rationalization of the Company's production facilities and the increased outsourcing of products and product components, the effects of which will be to lower the Company's production costs. Order rates, margins and market share must increase, production and operating costs must be reduced and customer confidence must be restored in the very near term if the Company is to generate the cash flow necessary to fund its operations on a continuing basis and to achieve profitability.

    With respect to its bed and institutional products, the Company anticipates, for the remainder of the year, severe price and product competition; however, the market demand for these products may improve once a national health care reform plan is enacted. The Company is exploring the sale or other disposition of (i) the Smith & Davis hospital bed and nursing home bed and furniture business, and has retained an investment banker to advise it on the various methods and means of implementing any such sale or disposition; and (ii) Everest & Jennings de Mexico.

    Management believes that the Company's domestic and international manufacturing capacity is sufficient to meet anticipated demand for the foreseeable future.



                        PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

    In December, 1992 ICF Kaiser Engineers, Inc. ("ICF Kaiser") filed a Demand for Arbitration (the "Demand") against the Company before the American Arbitration Association in Los Angeles, California. ICF Kaiser in its demand claims breach of contract between the parties for consulting and clean up work by ICF Kaiser at E&J's former facilities located at 3233 East Mission Oaks Boulevard, Camarillo, California. The Arbitration Demand is in the sum of $1.1 million. In January, 1993 an answer and counter-claim were filed on behalf of the Company. The answer denies breach of the contract and disputes the monetary claim asserted in the Demand. In the counterclaim, the Company asserts that ICF Kaiser breached the contract, above referenced, by inter alia failing to perform the services required under the Agreement in a reasonably cost effective manner and in accordance with the terms and conditions of the Agreement. In February, 1993 E&J made a payment without prejudice to ICF Kaiser in the sum of approximately $0.6 million. This payment, together with prior payments, brings the total paid to date by the Company to ICF Kaiser to approximately $0.7 million. The entirety of the charges by ICF Kaiser are disputed as unreasonable under the circumstances and the Company intends to vigorously defend its position. The Company has recorded an appropriate reserve to reflect this matter and does not consider the amount to be material to the Company's consolidated financial statements. The arbitration hearings commenced in July, 1993 and concluded at the end of the first quarter of 1994. A decision is anticipated in the second half of 1994.

    Die Cast Products, Inc. ("Die Cast Products"), a former subsidiary of the Company, has been named as a defendant in a lawsuit filed by the State of California pursuant to the Comprehensive Environmental Response, Compensation and Liability Act 42 U.S.C. par.9601 et sec ("CERCLA"). The Company was originally notified of this action on December 10, 1992. The lawsuit seeks to recover response and remediation costs in connection with the release or threatened release of hazardous substances at 5619-21 Randolph Street, in the City of Commerce, California ("Randolph Street Site"). It is alleged that the Randolph Street Site was used for the treatment, storage and disposal of hazardous substances. The Company anticipates being named as a defendant as a result of its former ownership of Die Cast Products, which allegedly disposed of hazardous waste materials at the Randolph Street Site. Investigation with respect to potential liability of the Company is in the early stages. Issues to be addressed include whether the Company will be responsible for the disposals made by Die Cast Products; whether Die Cast Products actually sent hazardous waste materials to the Randolph Street Site; the nature, extent and costs of the ultimate cleanup required by the State of California; the share of that cleanup which may ultimately be allocated to Die Cast Products and/or the Company; and the extent to which insurance coverage may be available for any costs which may eventually be assigned to the Company. Remedial investigations performed on behalf of the State of California at the Randolph Street Site have disclosed soil and groundwater contamination. The Company has recorded a reserve of $1.0 million for this matter, which was included in the Consolidated Statements of Operations for 1993.

    In March, 1993, Everest & Jennings, Inc. ("EJI") received a notice from the United States Environmental Protection Agency ("EPA") regarding an organizational meeting of generators with respect to the Casmalia Resources Hazardous Waste Management Facility ("Casmalia Site") in Santa Barbara County, California. The EPA alleges that the Casmalia Site is an inactive hazardous waste treatment, storage and disposal facility which accepted large volumes of commercial and industrial wastes from 1973 until 1989. In late 1991, the Casmalia Site owner/operator abandoned efforts to actively pursue site permitting and closure and is currently conducting only minimal maintenance activities. The EPA estimates that the Casmalia Site's closure trust fund, approximately $10 million, is substantially insufficient to cover cleanup and closure of the site. Since August, 1992, the EPA has undertaken certain interim stabilization actions to control actual or threatened releases of hazardous substances at the Casmalia Site. The EPA is seeking cooperation from generators to assist in the cleaning up, and closing of, the Casmalia Site. EJI and 64 other entities were invited to the organizational meeting. The EPA has identified EJI as one of the larger generators of hazardous wastes transported to the Casmalia Site. EJI is a member of a manufacturers' group of potentially responsible parties which has investigated the site and proposed a remediation plan to the EPA. To reflect EJI's estimated allocation of costs thereunder, a reserve of $1.0 million has been recorded, which was included in the Consolidated Statements of Operations for 1993.

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


ITEM 2.  CHANGES IN SECURITIES

    None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None


ITEM 5.  OTHER INFORMATION

    During the first quarter of 1994, the Company borrowed a total of $4.25 million from BIL as advances under the Revolving Promissory Note to provide cash necessary for operations of the Company's headquarters and manufacturing facility in St. Louis, Missouri and for accrued restructuring expenses, as follows:


                   $1,500,000    January 31, 1994
                    1,100,000    March 14, 1994
                      400,000    March 28, 1994
                    1,250,000    March 31, 1994
                    _________

                   $4,250,000


    Since the end of the first quarter of 1994, the Company has borrowed an additional $1.3 million from BIL for the same purposes, as follows:

                   $1,300,000    April 25, 1994


    Each of the foregoing borrowings was treated as an advance under the Revolving Promissory Note, which bears interest at 8.0% per annum and requires that all principal and unpaid interest is due on June 30, 1995. Interest has been accrued accordingly, with a balance of $0.3 million as of March 31, 1994.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


   EXHIBITS:

     None



   REPORTS ON FORM 8-K:

                                                           Financial
   Date of Report        Item(s) Reported                  Statements Filed
   --------------        ----------------                  ----------------

1. January 5, 1994       5 (relating to debt               None
                         conversion transaction and
                         recapitalization proposals)

2. January 14, 1994      2, 7 (relating to acquisition     See following
                         or disposition of assets)


Financial Statements filed in Form 8-K dated January 14, 1994:

Relating to Medical Composite Technology, Inc.:

   Report of Certified Public Accountants
   Audited Balance Sheets for Fiscal Years ended December 31, 1991 and
     December 31, 1992
   Audited Statements of Operations for the Fiscal Years ended December 31,
     1991 and December 31, 1992 and the Cumulative Period from April 7, 1989 (date of inception) to December 31, 1992
   Audited Statements of Shareholders' Equity for the Cumulative Period
     from April 7, 1989 (date of inception) to December 31, 1992
   Audited Statements of Cash Flows for the Fiscal Years ended December 31,
     1991 and December 31, 1992 and the Cumulative Period from April 7, 1989 (date of inception) to December 31, 1992
   Notes to Financial Statements
   Unaudited Statement of Operations for the Nine-Month Period ended
     September 30, 1993
   Unaudited Balance Sheet as of September 30, 1993
   Unaudited Statement of Cash Flows for the Nine-Month Period ended
     September 30, 1993
   Notes to Financial Statements


Everest & Jennings International Ltd./Medical Composite Technology, Inc. Pro Forma Financial Information:

   Notes to Condensed Pro Forma Financial Statements
   Pro Forma Unaudited Consolidated Statement of Operations for the Fiscal
     Year Ended December 31, 1992
   Pro Forma Unaudited Consolidated Statement of Operations for the Nine
     Month Period Ended September 30, 1993
   Pro Forma Unaudited Consolidated Balance Sheet as of September 30, 1993 Management's Discussion and Analysis of Financial Condition and Results
     of Operations at December 31, 1992
   Management's Discussion and Analysis of Financial Condition and Results of Operations at September 30, 1993



                                 SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 16, 1994                EVEREST & JENNINGS INTERNATIONAL LTD.
                                            (Registrant)


                                   By  (JOSEPH A. NEWCOMB)
                                      Joseph A. Newcomb
                                      Executive Vice President and
                                      Chief Financial Officer


                                   By  (BEVIL J. HOGG)
                                      Bevil J. Hogg
                                      President and
                                      Chief Executive Officer