Form 10-Q
period 1994-06-30
EVEREST & JENNINGS INTERNATIONAL LTD
filed 1994-08-15
CIK 33837

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


  X   Quarterly Report pursuant to Section 13 or 15(d) of the Securities
                           Exchange Act of 1934

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1994
                                    or
    Transition Report pursuant to Section 13 or 15(d) of the Securities
                           Exchange Act of 1934
               For the transition period from _____ to _____


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

                              Number of shares
                           issued and outstanding    Name of exchange
    Title of each class    as of August 15, 1994   on which registered
    ___________________      __________________    ___________________

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

                       QUARTERLY REPORT ON FORM 10-Q

                               JUNE 30, 1994


                             TABLE OF CONTENTS

                                                                       Page

PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements..................................... 3

     Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations................. 20


PART II.   OTHER INFORMATION

     Item 1.  Legal Proceedings....................................... 26

     Item 2.  Changes in Securities................................... 28

     Item 3.  Defaults upon Senior Securities  ....................... 28

     Item 4.  Submission of Matters to a Vote of Security Holders..... 28

     Item 5.  Other Information....................................... 28

     Item 6.  Exhibits and Reports on Form 8-K........................ 28


SIGNATURE ............................................................ 29

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

                   CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in thousands except per-share data)



                                             Three Months Ended June 30
                                             --------------------------
                                                 1994          1993
                                               --------      --------
                                                    (Unaudited)


Revenues                                       $20,146       $23,524
Cost of sales                                   13,995        18,631
                                               _______       _______

    Gross profit                                 6,151         4,893

Selling expenses                                 5,115         6,525
General and administrative expenses              1,312         4,335
                                               _______       _______

    Total operating expenses                     6,427        10,860
                                               _______       _______


Loss from operations                              (276)       (5,967)

Interest expense, BIL (Note 5)                     216           359

Interest  expense                                  352         1,411
                                               _______       _______


Loss before income taxes                          (844)       (7,737)

Income tax provisions                               96           100
                                               _______       _______

Net loss                                       $(  940)      $(7,837)


Loss per share (Note 7)                         $(.01)        $(.86)


Weighted average number of Common
Shares outstanding                            72,199,612    9,146,000





           The accompanying Notes are an integral part of these Consolidated Financial Statements

                   CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in thousands except per-share data)



                                              Six Months Ended June 30
                                             --------------------------
                                                 1994          1993
                                               --------      --------
                                                    (Unaudited)


Revenues                                       $40,359       $48,276
Cost of sales                                   28,601        36,080
                                               _______       _______

    Gross profit                                11,758        12,196

Selling expenses                                10,337        12,037
General and administrative expenses              2,846         7,437
                                               _______       _______

    Total operating expenses                    13,183        19,474
                                               _______       _______


Loss from operations                            (1,425)       (7,278)

Interest expense, BIL (Note 5)                     329           551

Interest  expense                                  702         2,794
                                               _______       _______


Loss before income taxes                        (2,456)      (10,623)

Income tax provisions                              157           191
                                               _______       _______

Net loss                                       $(2,613)     $(10,814)


Loss per share (Note 7)                         $(.04)       $(1.18)


Weighted average number of Common
Shares outstanding                            72,199,612    9,146,000





           The accompanying Notes are an integral part of these Consolidated Financial Statements

                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)

                                  ASSETS

                                               June 30     December 31
                                                 1994          1993
                                               --------    -----------
                                             (Unaudited)
CURRENT ASSETS:

    Cash and cash equivalents                     $214       $ 1,872
    Accounts receivable, less allowance
      for doubtful accounts of $2,287
      in 1994 and $2,956 in 1993                18,769        15,677
    Inventories (Note 9)                        15,033        15,289
    Assets held for sale (Notes 1 and 6)        12,313        14,609
    Other current assets                         1,501         1,494
                                                ______        ______

    Total current assets                        47,830        48,941
                                                ______        ______


PROPERTY, PLANT AND EQUIPMENT:

    Land                                           145           150
    Buildings and improvements                   3,620         3,597
    Machinery and equipment                     12,950        12,410
                                                ______        ______

                                                16,715        16,157
    Less accumulated depreciation
      and amortization                          (9,732)       (9,105)
                                                ______        ______

    Property, plant and equipment, net           6,983         7,052


INTANGIBLE ASSETS, NET                             858         1,007

OTHER ASSETS                                       500           515
                                                ______        ______


TOTAL ASSETS                                   $56,171        57,515




           The accompanying Notes are an integral part of these Consolidated Financial Statements

                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

                                               June 30     December 31
                                                 1994          1993
                                               --------    -----------
                                             (Unaudited)
CURRENT LIABILITIES:
    Short-term borrowings and current installments
      of long-term debt of $1,559 in 1994
      and $1,562 in 1993 (Note 5)              $19,936       $20,897
    Accounts payable                             6,564         8,099
    Accrued payroll costs                        7,683         9,360
    Accrued interest, BIL (Note 5)                 514           185
    Accrued expenses                            11,890        10,863
    Accrued restructuring expenses (Note 1)      4,947         6,292
                                                ______        ______

    Total current liabilities                   51,534        55,696
                                                ______        ______

LONG-TERM DEBT, NET OF CURRENT PORTION
      (Note 5)                                   3,372         3,622

LONG-TERM BORROWINGS FROM BIL (Note 5)          11,152         4,802

OTHER LONG-TERM LIABILITIES                        376           403

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' DEFICIT: (Notes 4 and 10)
    Series A Convertible Preferred Stock        11,089        11,089
    Series B Convertible Preferred Stock         1,317         1,317
    Series C Convertible Preferred Stock        20,000        20,000
    Common Stock, par value: $.01;
      authorized 120,000,000 shares                722           722
    Additional paid-in capital                 105,578       105,578
    Accumulated deficit                       (145,557)     (142,449)
    Minimum pension liability adjustment        (2,606)       (2,606)
    Cumulative translation adjustments            (806)         (659)
                                                ______        ______

    Total stockholders' deficit                (10,263)       (7,008)
                                                ______        ______

TOTAL LIABILITIES AND STOCKHOLDERS'
  DEFICIT                                      $56,171       $57,515


           The accompanying Notes are an integral part of these Consolidated Financial Statements


                                       EVEREST & JENNINGS INTERNATIONAL LTD. AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                               FOR THE SIX MONTHS ENDED JUNE 30, 1994

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

                                       EVEREST & JENNINGS INTERNATIONAL LTD. AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                               FOR THE SIX MONTHS ENDED JUNE 30, 1994

                                                       (Dollars in thousands)
                                                             (unaudited)

                                                             (continued)

                                                                    Minimum
                                     Additional     Accumu-         Pension        Cumulative
                                      Paid-in        lated         Liability      Translation
                                      Capital       Deficit        Adjustment     Adjustments        Total
                                     ----------     -------        ----------     -----------        -----


Balance at December 31, 1993         $105,578      $(142,449)       $(2,606)         $(659)         $(7,008)


Accrued Dividends on Series A
  Convertible Preferred Stock              --           (495)            --             --             (495)


Net loss                                   --         (2,613)            --             --           (2,613)


Translation adjustments                    --             --             --           (147)            (147)
                                       ______       ________         ______           ____           ______

Balance at March 31, 1994            $105,578      $(145,557)       $(2,606)         $(806)        $(10,263)




          The accompanying Notes are an integral part of this Consolidated Financial Statement

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)

                                              Six Months Ended June 30
                                               ----------------------
                                                 1994          1993
                                               --------      --------
                                                    (Unaudited)
Cash flows from operating activities:
    Net loss                                   $(2,613)     $(10,814)
    Adjustment to reconcile net loss to
        cash used in operating activities:
      Depreciation and amortization                778         1,479

Changes in operating assets and liabilities:
    Accounts receivable                         (3,092)       (2,197)
    Inventories                                    256        (2,505)
    Accounts payable                            (1,535)       (4,583)
    Accrued payroll costs, expenses and
        interest, BIL                             (321)         (376)
    Accrued restructuring expenses              (1,345)       (3,470)
    Other, net                                    (502)          384
                                                ______        ______

    Cash used in operating activities           (8,374)      (22,082)
                                                ______        ______
Cash flows from investing activities:
    Capital expenditures                          (558)       (2,862)
    Changes in Assets held for sale              2,296           ---
    Changes in other long-term assets and
        liabilities, net                           (14)          (57)
                                                ______        ______
    Cash provided by (used in) investing activities1,724      (2,919)
                                                ______        ______
Cash flows from financing activities:
    Advances from BIL                            6,350        23,800
    Increase (decrease) in short-term and
        long-term borrowings, net               (1,211)        1,189
                                                ______        ______

    Cash provided by financing activities        5,139        24,989
                                                ______        ______

Effect of exchange rate changes on cash flow      (147)          (76)
                                                ______        ______

Decrease in cash balance                        (1,658)          (88)
Cash and cash equivalents balance at
    beginning of year                            1,872           145
                                                ______        ______
Cash and cash equivalents balance at end
    of the six-month period                       $214       $    57

Supplemental disclosures of cash flow information:
    Cash paid for interest                      $  708       $ 1,181
    Cash paid for income taxes                  $  132       $   373

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

    The accompanying consolidated financial statements have been prepared under the going concern concept. The going concern concept anticipates an entity will continue in its present form and, accordingly, uses the historical cost basis to prepare financial statements. The Company has incurred substantial restructuring expenses and recurring operating losses and has a net capital deficiency at June 30, 1994. No assurance can be made that the Company will successfully emerge from or complete its restructuring activities.


NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Significant accounting policies followed for the three month period and six month period ended June 30, 1994 are the same as those disclosed in the Notes to the Company's December 31, 1993 Consolidated Financial Statements, which were included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993. All dollar amounts in these Notes to Unaudited Consolidated Financial Statements are in thousands except per-share data or as otherwise specified. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of (a) the consolidated results of operations for the three month periods and six month periods ended June 30, 1994 and 1993; (b) the consolidated financial position at June 30, 1994 and December 31, 1993; and (c) the consolidated cash flows for the six month periods ended June 30, 1994 and 1993 have been made. Certain reclassifications have been made to prior period financial statements to conform with current period presentation.


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

    The Acquisition was accounted for as a purchase. Of the $10.6 million purchase price, $9.7 million was attributable to in-process research and development, and was expensed in 1993. The balance of the purchase price over the fair value of assets acquired, $0.9 million, was allocated to goodwill and is being amortized over a period of three years.

    For purposes of consolidated financial statement presentation, the Acquisition was accounted for as if it was completed on December 31, 1993. Accordingly, the Company's consolidated financial statements as of June 30, 1994 and December 31, 1993 include the assets and liabilities of MCT.

    Pro forma combined results of operations (unaudited) of the Company and MCT for the six month and three month periods ended June 30, 1993 are shown below. Pro forma results of operations are not necessarily indicative of the results of operations if the companies had constituted a single entity during the period combined (dollars in millions except per share data):

                                        Six Months         Three Months
                                          Ended               Ended
                                      June 30, 1993       June 30, 1993
                                      --------------      --------------

    Net sales                              $48.7               $23.6
    Net loss from continuing
         operations                        (22.1)               (8.8)
    Net loss per share                     (1.29)               (.51)



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


NOTE 5 -- DEBT

    The Company's debt as of June 30, 1994 and December 31, 1993 is as follows:

                                               June 30     December 31
                                                 1994          1993
                                               --------    -----------

Revolving Promissory Note to BIL               $11,152       $ 4,802
Loans payable to HSBC                           10,000        10,000
Other domestic debt                              9,116        10,844
Foreign debt                                     4,192         3,675
                                                ______        ______

    Total debt                                  34,460        29,321

Less short-term debt and current installments
    of long-term debt                           19,936        20,897
                                                ______        ______
    Long-term debt, net of current
      installments, including Revolving
      Promissory Note to BIL                   $14,524       $ 8,424



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

    As part of the Debt Conversion Transaction, BIL agreed to provide the Company and E&J Inc. a revolving credit facility of up to $12.5 million, as evidenced by the Revolving Promissory Note. At June 30, 1994, $11.2 million had been advanced to the Company and E&J Inc. by BIL under the Revolving Promissory Note. The Revolving Promissory Note matures on June 30, 1995, bears interest at the rate of 8% per annum, and is secured by a lien on and security interest in all assets of the Company and E&J Inc. The Revolving Promissory Note is subordinated to all other secured debt borrowed or guaranteed by the Company or E&J Inc. As of June 30, 1994, $0.5 million of accrued, unpaid interest was due BIL under the Revolving Promissory Note.

    The Company's Smith & Davis subsidiary has a credit facility in the amount of $13 million (based on asset levels) secured by substantially all of the assets of Smith & Davis. This line of credit bears interest at prime plus 2%. At June 30, 1994, the Company had borrowed $4.7 million under this credit facility and had $2.2 million available under this credit facility. Additionally, Smith & Davis had other borrowings primarily consisting of amounts owed under certain industrial revenue bonds totaling $1.2 million at June 30, 1994, with interest rates ranging from 8% to prime plus 3%. These amounts are due at various semi-annual intervals through 1996.

    At June 30, 1994, the Company was contingently liable under existing letters of credit in the aggregate amount of approximately $3.5 million.

    The Company's Canadian subsidiary has credit facilities in the aggregate of $4.7 million, of which $3.2 million was borrowed as of June 30, 1994 at interest rates ranging from prime plus 1/2% to prime plus 3/4%. The loans are secured by the assets of the Canadian subsidiary.

    The Company's Mexican subsidiary has a credit facility in the aggregate of $1.5 million, of which $1.0 million was borrowed at June 30, 1994 at interest rates approximating 13%. The loans are secured by the assets of the Mexican subsidiary.


NOTE 6 -- ASSETS HELD FOR SALE

    Net assets held for sale for the disposition of the Company's Smith & Davis institutional business and Mexican subsidiary consist of the following as of June 30, 1994 and December 31, 1993, and are stated at net realizable values:

                                               June 30     December 31
                                                 1994          1993
                                               --------    -----------
          Smith & Davis:
             Accounts receivable                $3,569       $ 4,999
             Inventories                         5,967         6,146
             Land and buildings                  1,000         1,490
             Machinery & equipment               1,100         1,100
             Other assets                          ---           196
                                                ______        ______

                                                11,636        13,931
          Everest & Jennings de Mexico:
             Net assets                            677           678
                                                ______        ______

          Total assets held for sale           $12,313       $14,609



    Results of operations for the Smith & Davis institutional business for the six month and three month periods ended June 30, 1994 were as follows:

                                        Six Months         Three Months
                                          Ended               Ended
                                      June 30, 1994       June 30, 1994
                                      --------------      --------------


         Revenues                        $10,473             $ 5,391
         Cost of sales                     7,540               3,939
                                           _____               _____

         Gross profit                      2,933               1,452
         Operating expenses                3,485               1,856
         Interest expense                    227                 114
                                           _____               _____

         Net loss                        $  (779)            $  (518)


    During the phase out period through the disposal date, the results of the Smith & Davis institutional business are being included as a component of Accrued restructuring expenses on the consolidated balance sheet. The operating results of the Company's Mexican subsidiary for the three month period ended June 30, 1994 and the six month period ended June 30, 1994 were not material.


NOTE 7 -- LOSS PER SHARE

    Loss per share for the three and six month periods ended June 30, 1994 and 1993 is calculated based on the weighted average number of shares of Common Stock during the periods.


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


NOTE 9 -- INVENTORIES

    Inventories at June 30, 1994 and December 31, 1993 consist of the following:

                                               June 30     December 31
                                                 1994          1993
                                               --------    -----------

          Raw materials                         $7,151       $ 8,219
          Work-in-process                        4,389         4,131
          Finished goods                         3,493         2,939
                                                ______        ______

                                               $15,033       $15,289


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

    On December 31, 1993, the Company issued 8 million shares of Common Stock to the stockholders of MCT (see Note 3).


NOTE 11 -- CONTINGENT LIABILITIES

    In June, 1994 an Arbitrator ruled in favor of ICF Kaiser Engineers, Inc. ("ICF Kaiser") against the Company relating to a Demand for Arbitration (the "Demand") against the Company before the American Arbitration Association in Los Angeles, California. In the Demand, ICF Kaiser claimed breach of contract between the parties for consulting and clean up work by ICF Kaiser at E&J's former facilities located in Camarillo, California. The Arbitration Award is in the sum of $1.2 million. The Company is currently considering its options related to this matter, and has recorded an appropriate reserve in its consolidated financial statements to reflect this matter.

    In 1990, a class action suit was filed by a stockholder of the Company against the Company and certain of its present and former directors and officers seeking unspecified damages for alleged non-disclosure and misrepresentation concerning the Company in violation of federal securities laws. The Company twice moved to dismiss the complaint on various grounds. After the first such motion was granted, plaintiff filed a first amended complaint, which subsequently was dismissed by order filed in September, 1991. Plaintiff then notified the court that it did not intend to further amend the complaint, and an order dismissing the complaint was entered in November, 1991. Plaintiff filed a notice of appeal to the Court of Appeals in December, 1991. The case was briefed and oral argument heard in June, 1993. In January, 1994, the Court of Appeals ordered that the plaintiff's submission be vacated pending the outcome of a petition for rehearing in another case that addresses a similar procedural issue that was argued on appeal in that case. The Company continues to believe the case is without merit and intends to contest the asserted complaints vigorously. The ultimate liability, if any, cannot be determined at this time.

    The Company has been named as a defendant in a lawsuit filed by the State of California pursuant to the Comprehensive Environmental Response, Compensation and Liability Act 42 U.S.C. par.9601 et sec ("CERCLA"). The Company was originally notified of this action in December, 1992. The lawsuit seeks to recover response and remediation costs in connection with the release or threatened release of hazardous substances at 5619-5621 Randolph Street, in the City of Commerce, California ("Randolph Street Site"). It is alleged the Randolph Street Site was used for the treatment, storage and disposal of hazardous substances. Investigation with respect to potential liability of the Company is in the early stages. Issues to be addressed include the extent the Company actually sent hazardous waste materials to the Randolph Street Site; the nature, extent and costs of the ultimate cleanup required by the State of California; the share of that cleanup which may ultimately be allocated to the Company; and the extent to which insurance coverage may be available for any costs which may eventually be assigned to the Company. Remedial investigations performed on behalf of the State of California at the Randolph Street Site have disclosed soil and groundwater contamination. The Company has recorded a reserve of $1.0 million for this matter, which was included in the Consolidated Statements of Operations for 1993.

    In March, 1993, Everest & Jennings, Inc. ("EJI") received a notice from the United States Environmental Protection Agency ("EPA") regarding an organizational meeting of generators with respect to the Casmalia Resources Hazardous Waste Management Facility ("Casmalia Site") in Santa Barbara County, California. The EPA alleges that the Casmalia Site is an inactive hazardous waste treatment, storage and disposal facility which accepted large volumes of commercial and industrial wastes from 1973 until 1989. In late 1991, the Casmalia Site owner/operator abandoned efforts to actively pursue site permitting and closure and is currently conducting only minimal maintenance activities. The EPA estimates the Casmalia Site's closure trust fund, approximately $10 million, is substantially insufficient to cover cleanup and closure of the site. Since August, 1992, the EPA has undertaken certain interim stabilization actions to control actual or threatened releases of hazardous substances at the Casmalia Site. The EPA is seeking cooperation from generators to assist in the cleaning up, and closing of, the Casmalia Site. EJI and 64 other entities were invited to the organizational meeting. The EPA has identified EJI as one of the larger generators of hazardous wastes transported to the Casmalia Site. EJI is a member of a manufacturers' group of potentially responsible parties which has investigated the site and proposed a remediation plan to the EPA. To reflect EJI's estimated allocation of costs thereunder, a reserve of $1.0 million has been recorded, which was included in the Consolidated Statements of Operations for 1993.

    In 1989, a patent infringement case was initiated against EJI and other defendants. EJI prevailed at trial with a directed verdict of patent invalidity and non-infringement. The plaintiff filed an appeal with the U.S. Court of Appeals for the Federal Circuit. In June, 1993, the Court of Appeals vacated the District Court's decision and remanded the case for trial. Impacting the retrial of this litigation was a re-examination proceeding before the Board of Patent Appeals with respect to the subject patent. A ruling was rendered in November, 1993 sustaining the claim of the patent which EJI has been charged with infringing. Upon the issuance of a patent re-examination certificate by the U.S. Patent Office, it is anticipated that the plaintiff will present a motion to the District Court for an early retrial of the case. EJI believes that this case is without merit and intends to contest it vigorously. The ultimate liability of EJI, if any, cannot be determined at this time.

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



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1994

    The following table summarizes operating results of the Company for the three months ended June 30, 1994 and 1993 (dollars in millions):

                                         Three Months Ended June 30
                                        ---------------------------
                                         1994                1993
                                     ------------        ------------
                                     Amount    %         Amount    %
                                     ------   ---        ------   ---

          Revenue                    $20.1    100        $23.5    100
          Cost of sales               14.0     70         18.6     79
                                     ______   ____       ______   ____

          Gross profit                 6.1     30          4.9     21
          Operating expenses           6.4     32         10.8     46
                                     ______   ____       ______   ____

          Operating loss              (0.3)    (2)        (5.9)   (25)
          Interest expense             0.5      2          1.8      8
                                     ______   ____       ______   ____

          Loss before income taxes    (0.8)    (4)        (7.7)   (33)
          Income tax provisions        0.1     --          0.1     --
                                     ______   ____       ______   ____

          Net loss                   $(0.9)   ( 4)       $(7.8)   (33)



    Second quarter 1994 revenues of $20.1 million decreased $3.4 million, or 14%, from 1993, due primarily to exclusion of the Smith & Davis institutional business. Revenues of this business and related costs were included in the consolidated results of operations of the Company for 1993 but not 1994. If the 1994 second quarter revenues of the Smith & Davis institutional business ($5.4 million) had been included in the consolidated results, revenues would have increased by $2.0 million or 9% from 1993 levels. Second quarter 1993 wheelchair sales and operations were negatively impacted by the relocation of the Company's primary domestic manufacturing facility from Camarillo, California to St. Louis, Missouri which occurred during 1992. Delivery delays caused by the 1992 move have decreased and lead times have been brought into line with historic levels. To improve the Company's operating efficiencies and cost structure, certain production relocation and facility rationalizations are planned during 1994.

   Second quarter 1994 revenues in the Everest & Jennings' Canadian and Mexican subsidiaries were down $0.3 million or 7%, due primarily to an unfavorable Canadian exchange rate change.

    Total Company second quarter gross profit increased $1.2 million from $4.9 million in 1993 to $6.1 million in 1994. Additionally, the Smith & Davis institutional business gross profit ($1.5 million) was excluded from the Company's 1994 operating results. Operating results of the Company's primary domestic manufacturing facility, which was relocated from Camarillo, California to St. Louis, Missouri during 1992, continue to improve as computer systems are brought on line and cost reductions are put in place to improve the Company's operating efficiencies and cost structure. Additionally, 1993 results were adversely affected by a $1.0 million charge to reserves for excess and obsolete inventory. These cost reductions have been partially offset by increases in sales to distributors during 1994 of lower margin private label wheelchairs.

    Total Company second quarter operating expenses decreased $4.4 million from $10.8 million in 1993 to $6.4 million in 1994 due primarily to exclusion of the Smith & Davis institutional business operating expenses ($1.9 million) from the Company's 1994 operating results and reduced general and administrative spending levels, particularly in the data processing area where duplicate facilities were operated during 1993. These reductions were partially offset by increases in research and development spending of $0.2 million from $0.3 million during 1993 to $0.5 million during 1994.

    Interest expense  of  $0.5  million  in  the  second  quarter  of  1994 decreased from the comparable period in the prior year due to the conversion of $75 million of debt to equity which occurred during the fourth quarter of 1993.



RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1994

    The following table summarizes operating results of the Company for the six months ended June 30, 1994 and 1993 (dollars in millions):

                                          Six Months Ended June 30
                                        ---------------------------
                                         1994                1993
                                     ------------        ------------
                                     Amount    %         Amount    %
                                     ------   ---        ------   ---

          Revenue                    $40.4    100        $48.3    100
          Cost of sales               28.6     71         36.1     75
                                     ______   ____       ______   ____

          Gross profit                11.8     29         12.2     25
          Operating expenses          13.2     32         19.5     40
                                     ______   ____       ______   ____

          Operating loss              (1.4)    (3)        (7.3)   (15)
          Interest expense             1.0      3          3.3      7
                                     ______   ____       ______   ____

          Loss before income taxes    (2.4)    (6)       (10.6)   (22)
          Income tax provisions        0.2     --          0.2     --
                                     ______   ____       ______   ____

          Net loss                   $(2.6)    (6)      $(10.8)   (22)



    Revenues for the six months ended June 30, 1994 of $40.4 million decreased $7.9 million, or 16%, from 1993, due primarily to exclusion of the Smith & Davis institutional business. Revenues of this business and related costs were included in the consolidated results of operations of the Company for 1993 but not 1994. If the revenues for the six months ended June 30, 1994 of the Smith & Davis institutional business ($10.5 million) had been included in the consolidated results, revenues would have increased by $2.6 million or 5% from 1993 levels. 1993 wheelchair sales and operations were negatively impacted by the relocation of the Company's primary domestic manufacturing facility from Camarillo, California to St. Louis, Missouri which occurred during 1992. Delivery delays caused by the 1992 move have decreased and lead times have been brought into line with historic levels. To improve the Company's operating efficiencies and cost structure, certain production relocation and facility rationalizations are planned during 1994.

    Revenues for the six months ended June 30, 1994 in the Everest & Jennings' Canadian and Mexican subsidiaries were down $0.4 million or 5%, due primarily to an unfavorable Canadian exchange rate change.

    Total Company gross profit for the six months ended June 30, 1994 decreased $0.4 million from $12.2 million in 1993 to $11.8 million in 1994, due primarily to exclusion of the Smith & Davis institutional business gross profit ($3.0 million) from the Company's 1994 operating results. Operating results of the Company's primary domestic manufacturing facility, which was relocated from Camarillo, California to St. Louis, Missouri during 1992, continue to improve as computer systems are brought on line and cost reductions are put in place to improve the Company's operating efficiencies and cost structure. Additionally, 1993 results were adversely affected by a $1.0 million charge to reserves for excess and obsolete inventory. These gains have been partially offset by increases in sales to distributors during 1994 of lower margin private label wheelchairs.

    Total Company operating expenses for the six months ended June 30, 1994 decreased $6.3 million from $19.5 million in 1993 to $13.2 million in 1994 due primarily to exclusion of the Smith & Davis institutional business operating expenses ($3.5 million) from the Company's 1994 operating results and reduced general and administrative spending levels, particularly in the data processing area where duplicate facilities were operated during 1993. These reductions were partially offset by increases in research and development spending of $0.7 million from $0.4 million during 1993 to $1.1 million during 1994.

    Interest expense of $1.0 million for the six months ended June 30, 1994 decreased from the comparable period in the prior year due to the conversion of $75 million of debt to equity which occurred during the fourth quarter of 1993.

    In January 1993 the Company adopted the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). The adoption of SFAS 109 did not have an impact on the consolidated financial statements.


LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of liquidity are cash provided from operations, borrowings and cash on hand. At June 30, 1994, the Company had $0.2 million in cash or $1.7 million less than the $1.9 million in cash at December 31, 1993. At June 30, 1994, total debt of $34.5 million was $5.2 million higher than the $29.3 million in debt at December 31, 1993. The increase was due to advances from BIL in the amount of $6.4 million during the first half of 1994 offset by a $1.2 million decrease in other debt.

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

    At June 30, 1994 and December 31, 1993, under the debt agreements with BIL and HSBC, the Company was obligated to repay the following amounts at the various dates listed below.

                             6/30/94      12/31/93
                             Balance      Balance
   Debt Agreement           $ millions   $ millions      Repayment Date
   --------------           ----------   ----------      --------------

Revolving Promissory Note       11.2        4.8       June 30, 1995

HSBC Revolving Credit
  Agreement (1)                 10.0       10.0       September 30, 1994

Accrued, unpaid interest
  due BIL                        0.5        0.2       -----
                               _____      _____

  TOTAL                        $21.7      $15.0

  (1) Excludes  approximately   $3.5   million   and   $3.7   million,
      respectively, committed with respect to outstanding letters of credit as of both June 30, 1994 and December 31, 1993.


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

    As part of the Debt Conversion Transaction, BIL agreed to provide to the Company and E&J Inc. a revolving credit facility of up to $12.5 million, as evidenced by the Revolving Promissory Note. As of June 30, 1994, $11.2 million had been advanced to the Company and E&J Inc. by BIL under such Note, leaving an availability balance of $1.3 million.

    The Company's Smith & Davis subsidiary has a $13 million (based on asset levels) secured credit line for its Smith & Davis subsidiary which is secured by substantially all of the subsidiary's assets. At June 30, 1994 Smith & Davis had borrowed $4.7 million under this line. The Company expects to either extend this credit line in 1994 or terminate it upon the sale or other disposition of the Smith & Davis institutional business.

    The Company's Canadian subsidiary has existing credit facilities in the aggregate of $4.7 million, on which $3.4 million was borrowed as of June 30, 1994.

    During June, 1994 the Company's Mexican operation obtained a credit facility in the aggregate of $1.5 million, on which $1.0 million was borrowed as of June 30, 1994.

    Accordingly, at  June 30,  1994 the Company owed $20.3 million to banks
and  other   commercial  lenders,   $3.0 million  under  capitalized  lease
obligations, and $11.2 million to BIL.

    During the six months ended June 30, 1994, the Company required $6.4 million of additional financing to fund its operating requirements and accrued restructuring expenses. This additional funding has been provided to the Company by BIL, bringing the total advances under the Revolving Promissory Note to $11.2 million as of June 30, 1994, out of an available line of credit of $12.5 million. The Company expects to need additional financing at least through the end of 1994, and will seek to amend the Revolving Promissory Note with BIL to provide for such requirement.

    The Company's 1994 year to date revenues and operating results have been negatively impacted by ongoing price competition, liquidity constraints and loss of market share during prior years. The loss of customer confidence stemming from the relocation of the Company's primary domestic wheelchair manufacturing facility from California to St. Louis, Missouri, which resulted in long lead times, shipping delays, inventory imbalances and production inefficiencies in the St. Louis manufacturing operations, is expected to adversely impact revenues, operating income and cash flow of the Company at least through the end of 1994. Management continues to address the Company's problems with manufacturing and shipment delays. Additionally, the Company plans to address the rationalization of the Company's production facilities and the increased outsourcing of products and product components, the effects of which will be to lower the Company's production costs. Order rates, margins and market share must increase, production and operating costs must be reduced and customer confidence must be restored in the very near term if the Company is to generate the cash flow necessary to fund its operations on a continuing basis and to achieve profitability.

    With respect to its bed and institutional products, the Company anticipates, for the remainder of the year, severe price and product competition; however, the market demand for these products may improve once a national health care reform plan is enacted. The Company is pursuing the sale or other disposition of (i) the Smith & Davis hospital bed and nursing home bed and furniture business, and has retained an investment banker to advise it on the various methods and means of implementing any such sale or disposition; and (ii) Everest & Jennings de Mexico.

    Management believes that the Company's domestic and international manufacturing capacity is sufficient to meet anticipated demand for the foreseeable future.



                        PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    In June, 1994 an Arbitrator ruled in favor of ICF Kaiser Engineers, Inc. ("ICF Kaiser") against the Company relating to a Demand for Arbitration (the "Demand") against the Company before the American Arbitration Association in Los Angeles, California. In the Demand, ICF Kaiser claimed breach of contract between the parties for consulting and clean up work by ICF Kaiser at E&J's former facilities located in Camarillo, California. The Arbitration Award is in the sum of $1.2 million. The Company is currently considering its options related to this matter, and has recorded an appropriate reserve in its consolidated financial statements to reflect this matter.

    In 1990, a class action suit was filed by a stockholder of the Company against the Company and certain of its present and former directors and officers seeking unspecified damages for alleged non-disclosure and misrepresentation concerning the Company in violation of federal securities laws. The Company twice moved to dismiss the complaint on various grounds. After the first such motion was granted, plaintiff filed a first amended complaint, which subsequently was dismissed by order filed in September, 1991. Plaintiff then notified the court that it did not intend to further amend the complaint, and an order dismissing the complaint was entered in November, 1991. Plaintiff filed a notice of appeal to the Court of Appeals in December, 1991. The case was briefed and oral argument heard in June, 1993. In January, 1994, the Court of Appeals ordered that the plaintiff's submission be vacated pending the outcome of a petition for rehearing in another case that addresses a similar procedural issue that was argued on appeal in that case. The Company continues to believe the case is without merit and intends to contest the asserted complaints vigorously. The ultimate liability, if any, cannot be determined at this time.

    The Company has been named as a defendant in a lawsuit filed by the State of California pursuant to the Comprehensive Environmental Response, Compensation and Liability Act 42 U.S.C. par.9601 et sec ("CERCLA"). The Company was originally notified of this action in December, 1992. The lawsuit seeks to recover response and remediation costs in connection with the release or threatened release of hazardous substances at 5619-5621 Randolph Street, in the City of Commerce, California ("Randolph Street Site"). It is alleged the Randolph Street Site was used for the treatment, storage and disposal of hazardous substances. Investigation with respect to potential liability of the Company is in the early stages. Issues to be addressed include the extent the Company actually sent hazardous waste materials to the Randolph Street Site; the nature, extent and costs of the ultimate cleanup required by the State of California; the share of that cleanup which may ultimately be allocated to the Company; and the extent to which insurance coverage may be available for any costs which may eventually be assigned to the Company. Remedial investigations performed on behalf of the State of California at the Randolph Street Site have disclosed soil and groundwater contamination. The Company has recorded a reserve of $1.0 million for this matter, which was included in the Consolidated Statements of Operations for 1993.

    In March, 1993, Everest & Jennings, Inc. ("EJI") received a notice from the United States Environmental Protection Agency ("EPA") regarding an organizational meeting of generators with respect to the Casmalia Resources Hazardous Waste Management Facility ("Casmalia Site") in Santa Barbara County, California. The EPA alleges that the Casmalia Site is an inactive hazardous waste treatment, storage and disposal facility which accepted large volumes of commercial and industrial wastes from 1973 until 1989. In late 1991, the Casmalia Site owner/operator abandoned efforts to actively pursue site permitting and closure and is currently conducting only minimal maintenance activities. The EPA estimates the Casmalia Site's closure trust fund, approximately $10 million, is substantially insufficient to cover cleanup and closure of the site. Since August, 1992, the EPA has undertaken certain interim stabilization actions to control actual or threatened releases of hazardous substances at the Casmalia Site. The EPA is seeking cooperation from generators to assist in the cleaning up, and closing of, the Casmalia Site. EJI and 64 other entities were invited to the organizational meeting. The EPA has identified EJI as one of the larger generators of hazardous wastes transported to the Casmalia Site. EJI is a member of a manufacturers' group of potentially responsible parties which has investigated the site and proposed a remediation plan to the EPA. To reflect EJI's estimated allocation of costs thereunder, a reserve of $1.0 million has been recorded, which was included in the Consolidated Statements of Operations for 1993.

    In 1989, a patent infringement case was initiated against EJI and other defendants. EJI prevailed at trial with a directed verdict of patent invalidity and non-infringement. The plaintiff filed an appeal with the U.S. Court of Appeals for the Federal Circuit. In June, 1993, the Court of Appeals vacated the District Court's decision and remanded the case for trial. Impacting the retrial of this litigation was a re-examination proceeding before the Board of Patent Appeals with respect to the subject patent. A ruling was rendered in November, 1993 sustaining the claim of the patent which EJI has been charged with infringing. Upon the issuance of a patent re-examination certificate by the U.S. Patent Office, it is anticipated that the plaintiff will present a motion to the District Court for an early retrial of the case. EJI believes that this case is without merit and intends to contest it vigorously. The ultimate liability of EJI, if any, cannot be determined at this time.

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

    None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None


ITEM 5.  OTHER INFORMATION

    During the six months ended June 30, 1994, the Company borrowed a total of $6.4 million from BIL as advances under the Revolving Promissory Note to provide cash necessary for operations of the Company's headquarters and manufacturing facility in St. Louis, Missouri and for accrued restructuring expenses, as follows:

                   $1,500,000    January 31, 1994
                    1,100,000    March 14, 1994
                      400,000    March 28, 1994
                    1,250,000    March 31, 1994
                    1,300,000    April 25, 1994
                      800,000    June 30, 1994
                    _________

                   $6,350,000

    Since  June   30,  1994,   the  Company   has  borrowed  an  additional
$2.5 million from BIL for the same purposes, as follows:

                   $1,000,000    July 20, 1994
                    1,500,000    August 12, 1994

    Each of the foregoing borrowings was treated as an advance under the Revolving Promissory Note, which bears interest at 8.0% per annum and requires that all principal and unpaid interest is due on June 30, 1995. Interest has been accrued accordingly, with a balance of $0.5 million as of June 30, 1994.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   EXHIBITS:  None

   REPORTS ON FORM 8-K:  None



                                 SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 15, 1994             EVEREST & JENNINGS INTERNATIONAL LTD.
                                            (Registrant)


                                   By  (TIMOTHY W. EVANS)
                                      Timothy W. Evans
                                      Vice President - Treasurer


                                   By  (BEVIL J. HOGG)
                                      Bevil J. Hogg
                                      President and
                                      Chief Executive Officer