Form 10-Q
period 1994-09-30
EVEREST & JENNINGS INTERNATIONAL LTD
filed 1994-11-14
CIK 33837

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


  X   Quarterly Report pursuant to Section 13 or 15(d) of the Securities
                           Exchange Act of 1934

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994
                                    or
    Transition Report pursuant to Section 13 or 15(d) of the Securities
                           Exchange Act of 1934
               For the transition period from _____ to _____


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

Shares of Common Stock outstanding as of November 14, 1994:  72,199,612.



                                  1 of 42

                       QUARTERLY REPORT ON FORM 10-Q

                            SEPTEMBER 30, 1994


                             TABLE OF CONTENTS


                                                                       Page
PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements                                      3

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                      21



PART II.   OTHER INFORMATION

     Item 1.  Legal Proceedings                                        27

     Item 2.  Changes in Securities                                    27

     Item 3.  Defaults upon Senior Securities                          27

     Item 4.  Submission of Matters to a Vote of Security Holders      27

     Item 5.  Other Information                                        27

     Item 6.  Exhibits and Reports on Form 8-K                         28



SIGNATURE                                                              28
                      PART I:  FINANCIAL INFORMATION



ITEM 1.   FINANCIAL STATEMENTS

     The  consolidated  financial  statements  included  herein  have  been prepared by the management of Everest & Jennings International Ltd. (the "Company") without audit pursuant to the rules and regulations of the
Securities and Exchange Commission. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to state fairly the results for the interim periods presented herein in accordance with generally accepted accounting principles for interim financial information have been made (however, the consolidated financial statements included herewith do not include any adjustments that might result from the Company's inability to emerge from or complete its ongoing restructuring activities and continue as a going concern -- see Note 1 to the unaudited Consolidated Financial Statements). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

                   CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in thousands except per-share data)



                                          Three Months Ended September 30
                                          -------------------------------
                                                 1994          1993
                                               --------      --------
                                                    (Unaudited)


Revenues                                       $19,829       $23,458
Cost of sales                                   13,467        17,746
                                               _______       _______

    Gross profit                                 6,362         5,712

Selling expenses                                 5,047         7,280
General and administrative expenses              1,411         1,986
                                               _______       _______

    Total operating expenses                     6,458         9,266
                                               _______       _______


Loss from operations                              (96)       (3,554)

Interest expense, BIL (Note 5)                     263           435

Interest  expense                                  424         1,230
                                               _______       _______


Loss before income taxes                         (783)       (5,219)

Income tax provisions                              114            17
                                               _______       _______

Net loss                                      $(  897)      $(5,236)


Loss per share (Note 7)                         $(.01)        $(.57)


Weighted average number of Common
Shares outstanding                            72,199,612    9,146,000





           The accompanying Notes are an integral part of these Consolidated Financial Statements

                   CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in thousands except per-share data)


                                           Nine Months Ended September 30
                                           ------------------------------
                                                 1994          1993
                                               --------      --------
                                                    (Unaudited)


Revenues                                       $60,188       $71,734
Cost of sales                                   42,068        53,826
                                               _______       _______

    Gross profit                                18,120        17,908

Selling expenses                                15,384        19,317
General and administrative expenses              4,257         9,917
                                               _______       _______

    Total operating expenses                    19,641        29,234
                                               _______       _______


Loss from operations                           (1,521)      (11,326)

Interest expense, BIL (Note 5)                     592         1,389

Interest  expense                                1,126         3,127
                                               _______       _______


Loss before income taxes                       (3,239)      (15,842)

Income tax provisions                              271           208
                                               _______       _______

Net loss                                      $(3,510)     $(16,050)


Loss per share (Note 7)                         $(.05)       $(1.75)


Weighted average number of Common
Shares outstanding                            72,199,612    9,162,000


           The accompanying Notes are an integral part of these Consolidated Financial Statements

                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)

                                  ASSETS

                                             September 30  December 31
                                                 1994          1993
                                             ------------  -----------
                                             (Unaudited)
CURRENT ASSETS:

    Cash and cash equivalents                  $   491       $ 1,872
    Restricted cash (Note 12)                    1,287           ---
    Accounts receivable, less allowance
      for doubtful accounts of $2,036
      in 1994 and $2,956 in 1993                18,339        15,677
    Inventories (Note 9)                        19,337        17,034
    Assets held for sale (Notes 1 and 6)        11,346        12,864
    Other current assets                         1,487         1,494
                                                ______        ______

    Total current assets                        52,287        48,941
                                                ______        ______


PROPERTY, PLANT AND EQUIPMENT:

    Land                                           148           150
    Buildings and improvements                   3,629         3,597
    Machinery and equipment                     12,997        12,410
                                                ______        ______

                                                16,774        16,157
    Less accumulated depreciation
      and amortization                        (10,154)       (9,105)
                                                ______        ______

    Property, plant and equipment, net           6,620         7,052


INTANGIBLE ASSETS, NET                             788         1,007

OTHER ASSETS                                       493           515
                                                ______        ______


TOTAL ASSETS                                   $60,188        57,515


           The accompanying Notes are an integral part of these Consolidated Financial Statements

                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

                                             September 30  December 31
                                                 1994          1993
                                             ------------  -----------
                                             (Unaudited)
CURRENT LIABILITIES:
    Short-term borrowings and current installments
      of long-term debt of $1,558 in 1994
      and $1,562 in 1993 (Note 5)              $11,720       $20,897
    Short-term borrowings from BIL (Note 5)     14,802           ---
    Accounts payable                             8,065         8,099
    Accrued payroll costs                        6,895         9,360
    Accrued interest, BIL (Note 5)                 777           185
    Accrued expenses                            11,421        10,863
    Accrued restructuring expenses (Notes 1 & 6) 4,232         6,292
                                                ______        ______

    Total current liabilities                   57,912        55,696
                                                ______        ______

LONG-TERM DEBT, NET OF CURRENT PORTION
      (Note 5)                                  13,234         3,622

LONG-TERM BORROWINGS FROM BIL (Note 5)             ---         4,802

OTHER LONG-TERM LIABILITIES                        361           403

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' DEFICIT: (Notes 4, 10 and 11)
    Series A Convertible Preferred Stock        11,089        11,089
    Series B Convertible Preferred Stock         1,317         1,317
    Series C Convertible Preferred Stock        20,000        20,000
    Common Stock, par value: $.01;
      authorized 120,000,000 shares                722           722
    Additional paid-in capital                 105,578       105,578
    Accumulated deficit                      (146,705)     (142,449)
    Minimum pension liability adjustment       (2,606)       (2,606)
    Cumulative translation adjustments           (714)         (659)
                                                ______        ______

    Total stockholders' deficit               (11,319)       (7,008)
                                                ______        ______

TOTAL LIABILITIES AND STOCKHOLDERS'
  DEFICIT                                      $60,188       $57,515


           The accompanying Notes are an integral part of these Consolidated Financial Statements


          EVEREST & JENNINGS INTERNATIONAL LTD. AND SUBSIDIARIES

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994

                          (Dollars in thousands)
                                (unaudited)



                                        Series A               Series B                 Series C
                                      Convertible             Convertible             Convertible
                                    Preferred Stock         Preferred Stock         Preferred Stock           Common Stock
                                    ---------------         ---------------         ---------------           ------------
                                    SharesAmount            Shares    Amount        Shares    Amount        Shares    Amount
                                    ------    ------        ------    ------        ------    ------        ------    ------


Balance at December 31, 1993     6,622,206   $11,089       786,357    $1,317    20,000,000   $20,000    72,199,612      $722


Accrued Dividends on Series A
  Convertible Preferred Stock           --        --            --        --            --        --            --        --


Net loss                                --        --            --        --            --        --            --        --


Translation adjustments of
consolidated subsidiaries               --        --            --        --            --        --            --        --
                                 _________   _______       _______    ______    __________   _______    __________      ____


Balance at September 30, 1994    6,622,206   $11,089       786,357    $1,317    20,000,000   $20,000    72,199,612      $722

          EVEREST & JENNINGS INTERNATIONAL LTD. AND SUBSIDIARIES

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994

                          (Dollars in thousands)
                                (unaudited)

                                (continued)

                                                                    Minimum
                                     Additional     Accumu-         Pension        Cumulative
                                      Paid-in        lated         Liability      Translation
                                      Capital       Deficit        Adjustment     Adjustments        Total
                                     ----------     -------        ----------     -----------        -----


Balance at December 31, 1993         $105,578     $(142,449)       $(2,606)         $(659)         $(7,008)


Accrued Dividends on Series A
  Convertible Preferred Stock              --          (746)             --             --            (746)


Net loss                                   --        (3,510)             --             --          (3,510)


Translation adjustments                    --             --             --           (55)             (55)
                                       ______       ________         ______           ____           ______

Balance at September 30, 1994        $105,578     $(146,705)       $(2,606)         $(714)        $(11,319)


            The accompanying Notes are an integral part of this
                     Consolidated Financial Statement

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)

                                           Nine Months Ended September 30
                                           ------------------------------
                                                 1994          1993
                                               --------      --------
                                                    (Unaudited)
Cash flows from operating activities:
    Net loss                                  $(3,510)     $(16,050)
    Adjustment to reconcile net loss to
        cash used in operating activities:
      Depreciation and amortization              1,331         1,296

Changes in operating assets and liabilities:
    Accounts receivable                        (2,662)       (1,471)
    Inventories                                (2,303)       (2,317)
    Accounts payable                              (34)       (9,522)
    Accrued payroll costs, expenses and
        interest, BIL                          (1,315)         1,220
    Accrued restructuring expenses             (2,060)       (4,391)
    Other, net                                   (739)         (470)
                                                ______        ______

    Cash used in operating activities         (11,292)      (31,705)
                                                ______        ______
Cash flows from investing activities:
    Capital expenditures                         (671)       (2,960)
    Changes in Assets held for sale              1,518           ---
    Changes in other long-term assets and
        liabilities, net                          (29)          (58)
                                                ______        ______
    Cash provided by (used in)
        investing activities                       818       (3,018)
                                                ______        ______
Cash flows from financing activities:
    Advances from BIL                           10,000        38,008
    Increase (decrease) in short-term and
        long-term borrowings, net                  435       (3,074)
                                                ______        ______

    Cash provided by financing activities       10,435        34,934
                                                ______        ______

Effect of exchange rate changes on cash flow      (55)         (176)
                                                ______        ______

Increase (decrease) in cash balance               (94)            35
Cash and cash equivalents balance at
    beginning of year                            1,872           145
Restricted cash                                (1,287)           ---
                                                ______        ______
Cash and cash equivalents balance at end
    of the nine-month period                     $ 491       $   180

Supplemental disclosures of cash flow information:
    Cash paid for interest                     $ 1,106       $ 2,078
    Cash paid for income taxes                 $   203       $   303

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

     The accompanying consolidated financial statements have been prepared under the going concern concept. The going concern concept anticipates an entity will continue in its present form and, accordingly, uses the historical cost basis to prepare financial statements. The Company has incurred substantial restructuring expenses and recurring operating losses and has a net capital deficiency at September 30, 1994. No assurance can be made that the Company will successfully emerge from or complete its restructuring activities.


NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Significant accounting policies followed for the three month period and nine month period ended September 30, 1994 are the same as those disclosed in the Notes to the Company's December 31, 1993 Consolidated Financial Statements, which were included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993. All dollar amounts in these Notes to Unaudited Consolidated Financial Statements are in thousands except per-share data or as otherwise specified. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of (a) the consolidated results of operations for the three month periods and nine month periods ended September 30, 1994 and 1993; (b) the consolidated financial position at September 30, 1994 and December 31, 1993; and (c) the consolidated cash flows for the nine month periods ended September 30, 1994 and 1993 have been made (however, the consolidated financial statements included herewith do not include any adjustments that might result from the Company's inability to emerge from or complete its ongoing restructuring activities and continue as a going concern -- see Note 1 to the unaudited Consolidated Financial Statements). Certain reclassifications have been made to prior period financial statements to conform with current period presentation.


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

     The Acquisition was accounted for as a purchase. Of the $10.6 million purchase price, $9.7 million was attributable to in-process research and development, and was expensed in the fourth quarter of 1993. The balance of the purchase price over the fair value of assets acquired, $0.9 million, was allocated to goodwill and is being amortized over a period of three years.

     For purposes of consolidated financial statement presentation, the Acquisition was accounted for as if it was completed on December 31, 1993. Accordingly, the Company's consolidated financial statements as of September 30, 1994 and December 31, 1993 include the assets and liabilities of MCT.

    Pro forma combined results of operations (unaudited) of the Company and MCT for the nine month and three month periods ended September 30, 1993 are shown below. Pro forma results of operations are not necessarily indicative of the results of operations if the companies had constituted a single entity during the period combined (dollars in millions except per share data):

                                       Nine Months         Three Months
                                          Ended               Ended
                                      Sept. 30, 1993      Sept. 30, 1993
                                      --------------      --------------

    Net sales                              $72.4               $23.7
    Net loss from continuing
         operations                        (28.1)               (6.0)
    Net loss per share                     (1.64)               (.35)


NOTE 4 -- DEBT RESTRUCTURING AND CONVERSION

     As of September 30, 1993, the Company, Everest & Jennings, Inc. ("E&J Inc."), Jennings Investment Co. and BIL entered into a Debt Conversion Agreement to provide for the conversion (the "Debt Conversion Transaction") of approximately $75 million in principal and accrued, unpaid interest (the "Converted BIL Debt"), owed by the Company and E&J Inc. Pursuant to the Debt Conversion Agreement, (a) the Company and E&J Inc. issued to BIL a Convertible Promissory Note -- Common Stock (the "Common Stock Note") in the initial principal amount of $45 million and a Convertible Promissory Note -- Preferred Stock (the "Preferred Stock Note") in the original principal amount of $20 million; (b) BIL agreed to lend to E&J Inc. $5.7 million to allow E&J Inc. to repay the outstanding balance of cash advances owed by E&J Inc. to the Hongkong & Shanghai Banking Corporation ("HSBC") under the terms of a Revolving Credit Agreement dated as of September 30, 1992, as amended (the "Revolving Credit Agreement"), between E&J Inc. and HSBC; (c) Brierley Investments Limited, an affiliate of BIL, agreed to guarantee a letter of credit facility ("Letter of Credit Facility") between E&J Inc. and HSBC (or an alternative commercial lending institution) in an amount not exceeding $6 million through and including September 30, 1995;
(d) BIL, as guarantor of the obligations of E&J Inc. under the Revolving Credit Agreement, agreed to an amendment of the Revolving Credit Agreement whereby cash advances of up to $10 million were made available for E&J Inc.'s working capital needs; (e) the Company and E&J Inc. agreed to indemnify (the "Indemnification Obligation") BIL from and against any and all losses arising out of BIL's guarantee of the Letter of Credit Facility and the Revolving Credit Agreement; (f) BIL agreed to lend to the Company and E&J Inc. up to $12.5 million pursuant to the terms of the Revolving Promissory Note; (g) BIL and the Company and E&J Inc. entered into a Security Agreement (the "Security Agreement") pursuant to which the Company and E&J Inc. granted a security interest in all of their assets to BIL to secure on a pari passu basis the obligations of the Company and E&J Inc. to BIL under the Common Stock Note, the Preferred Stock Note, the Revolving Promissory Note and the Indemnification Obligation; and (h) the Company and BIL entered into a Registration Rights Agreement pursuant to which the Company granted to BIL registration rights with respect to shares of Common Stock held as of the date of the Registration Rights Agreement and shares of Common Stock obtained by BIL as a result of the conversion of the Common Stock Note and Series C Preferred Stock issuable upon conversion of the Promissory Stock Note.

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


NOTE 5 -- DEBT

    The Company's debt as of September 30, 1994 and December 31, 1993 is as follows:

                                             September 30  December 31
                                                 1994          1993
                                             ------------  -----------

Revolving Promissory Note to BIL               $14,802       $ 4,802
Loans payable to HSBC                           10,000        10,000
Other domestic debt                              9,534        10,844
Foreign debt                                     5,420         3,675
                                                ______        ______

    Total debt                                  39,756        29,321

Less short-term debt and current installments
    of long-term debt                           26,522        20,897
                                                ______        ______
    Long-term debt, net of current
      installments, including Revolving
      Promissory Note to BIL                   $13,234       $ 8,424


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

     In September, 1993, the outstanding HSBC loan balance of $5.7 million was repaid utilizing a cash advance provided by BIL under the Revolving Promissory Note. Furthermore, as of September 30, 1993, HSBC and E&J Inc. agreed to amend the Revolving Credit Agreement and extend its term for approximately one year. The HSBC facility, as amended, provides up to $6 million for letter of credit availability and, additionally, cash advances of up to $10 million to E&J Inc. As of September 30, 1994, the term of the HSBC facility was extended for two years.

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

     As part of the Debt Conversion Transaction, BIL agreed to provide the Company and E&J Inc. a revolving credit facility of up to $12.5 million, as evidenced by the Revolving Promissory Note. At September 30, 1994, this facility was completely utilized. Additionally, BIL had advanced the Company an additional $2.3 million. The Revolving Promissory Note and other advances mature on September 30, 1995, bear interest at the rate of 8% per annum, and are secured by a lien on and security interest in all assets of the Company and E&J Inc. The Revolving Promissory Note is subordinated to all other secured debt borrowed or guaranteed by the Company or E&J Inc. As of September 30, 1994, $0.8 million of accrued, unpaid interest was due BIL under the Revolving Promissory Note.

     The Company's Smith & Davis subsidiary has a credit facility in the amount of $13 million (based on asset levels) secured by substantially all of the assets of Smith & Davis. This line of credit bears interest at prime plus 2%. At September 30, 1994, the Company had borrowed $4.8 million under this credit facility and had $0.3 million available under this credit facility. Additionally, Smith & Davis had other borrowings primarily consisting of amounts owed under certain industrial revenue bonds totaling $1.0 million at September 30, 1994, with interest rates ranging from 8% to prime plus 3%. These amounts are due at various semi-annual intervals through 1996.

     At September 30, 1994, the Company was contingently liable under existing letters of credit in the aggregate amount of approximately $3.5 million.

     The Company's Canadian subsidiary has credit facilities in the aggregate of $4.7 million, of which $4.4 million was borrowed as of September 30, 1994 at interest rates ranging from prime plus 1/2% to prime plus 3/4%. The loans are secured by the assets of the Canadian subsidiary.

    The Company's Mexican subsidiary has a credit facility in the aggregate of $1.5 million, of which $1.0 million was borrowed at September 30, 1994 at interest rates approximating 13%. The loans are secured by the assets of the Mexican subsidiary.

     Accordingly, at September 30, 1994 the Company owed $22.1 million to banks and other commercial lenders, $2.9 million under capitalized lease obligations, and $14.8 million to BIL.

     During the nine months ended September 30, 1994, the Company required $10.4 million of additional financing to fund its operating requirements and accrued restructuring expenses. Of this amount, $10 million has been provided to the Company by BIL, bringing the total advances under the Revolving Promissory Note to $14.8 million as of September 30, 1994. The Company expects to need additional financing at least through the end of 1994, and will seek to amend the Revolving Promissory Note with BIL to provide for such requirement.


NOTE 6 -- ASSETS HELD FOR SALE

     On September 30, 1994, Smith & Davis Manufacturing Company, a wholly-owned subsidiary of Everest & Jennings International Ltd., signed a letter of intent for the sale of its institutional business. The sale is subject to many terms and conditions including execution of a definitive agreement. The transaction is expected to be completed in the fourth quarter of 1994.

     Net assets held for sale include those for the disposition of the Company's Smith & Davis institutional business and the Company's Mexican subsidiary, and consist of the following as of September 30, 1994 and December 31, 1993 (stated at estimated net realizable values):


                                             September 30  December 31
                                                 1994          1993
                                             ------------  -----------
          Smith & Davis:
             Accounts receivable                $3,481       $ 4,999
             Inventories                         5,124         4,401
             Land and buildings                  1,000         1,490
             Machinery & equipment               1,200         1,100
             Other assets                          ---           196
                                                ______        ______

                                                10,805        12,186
          Everest & Jennings de Mexico:
             Net assets                            541           678
                                                ______        ______

          Total assets held for sale           $11,346       $12,864


     Results of operations for the Smith & Davis institutional business for the nine month and three month periods ended September 30, 1994 were as follows:

                                       Nine Months         Three Months
                                          Ended               Ended
                                      Sept. 30, 1994      Sept. 30, 1994
                                      --------------      --------------

         Revenues                        $15,488             $ 5,015
         Cost of sales                    11,139               3,599
                                           _____               _____

         Gross profit                      4,349               1,416
         Operating expenses                5,019               1,534
         Interest expense                    387                 160
                                           _____               _____

         Net loss                       $(1,057)            $  (278)

     During the phase out period through the estimated disposal date, the results of the Smith & Davis institutional business are being charged against Accrued restructuring expenses on the consolidated balance sheet. The operating results of the Company's Mexican subsidiary for the three month period ended September 30, 1994 and the nine month period ended September 30, 1994 were not material.


NOTE 7 -- LOSS PER SHARE

    Loss per share for the three and nine month periods ended September 30, 1994 and 1993 is calculated based on the weighted average number of shares of Common Stock during the periods.


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


NOTE 9 -- INVENTORIES

     Inventories at September 30, 1994 and December 31, 1993 consist of the following:

                                             September 30  December 31
                                                 1994          1993
                                             ------------  -----------

          Raw materials                         $8,232       $ 8,219
          Work-in-process                        6,746         4,131
          Finished goods                         4,359         4,684
                                                ______        ______

                                               $19,337       $17,034


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

     On December 31, 1993, the Company issued 8 million shares of Common Stock to the stockholders of MCT (see Note 3).


NOTE 11 -- STOCK OPTIONS

     Effective April 25, 1994, the Company adopted the 1994 Everest & Jennings Stock Option Plan (the "1994 Plan"), providing for the granting of nonqualified stock options to purchase up to 4,412,000 shares of the Company's Common Stock to selected full-time employees of the Company. Under the 1994 Plan, the options become exercisable in 50% increments when the Company achieves certain performance goals, and are automatically exercisable five years after the grant date, assuming continuous employment with the Company.

    Information regarding the 1994 Plan is as follows:

   1994 Activity                     Number of Shares     Option Prices
   -------------                     ----------------     -------------

    Options granted on 8/1/94            3,672,000              $0.85
    Options cancelled                     (97,000)              $0.85
                                         _________

    Options outstanding at 9/30/94       3,575,000


No options were exercisable at September 30, 1994, pursuant to this Plan. At September 30, 1994, 837,000 shares were available for the granting of additional options.


NOTE 12 -- CONTINGENT LIABILITIES

     In June, 1994 an Arbitrator ruled in favor of ICF Kaiser Engineers, Inc. ("ICF Kaiser") against the Company relating to a Demand for Arbitration (the "Demand") against the Company before the American Arbitration Association in Los Angeles, California. In the Demand, ICF Kaiser claimed breach of contract between the parties for consulting and clean up work by ICF Kaiser at E&J's former facilities located in
Camarillo, California. The Arbitration Award is in the sum of approximately $1.3 million. ICF Kaiser has obtained judgments against the Company in California and Missouri in the amount of the arbitration award. ICF Kaiser began enforcement of such judgment during September, 1994 by garnishing the Company's general disbursing bank accounts in the amount of their judgment, thus restricting the Company's use of such funds. The Company is currently considering its options related to this matter, and has recorded an appropriate reserve in its consolidated financial statements to reflect this matter.

     In 1990, a class action suit was filed in the United States District Court for the Central District of California by a stockholder of the Company against the Company and certain of its present and former directors and officers seeking unspecified damages for alleged non-disclosure and misrepresentation concerning the Company in violation of federal securities laws. The Company twice moved to dismiss the complaint on various grounds. After the first such motion was granted, plaintiff filed a first amended complaint, which subsequently was dismissed by order filed in September, 1991. Plaintiff then notified the court that it did not intend to further amend the complaint, and an order dismissing the complaint was entered in November, 1991. Plaintiff filed a notice of appeal to the Court of Appeals for the Ninth Circuit in December, 1991. The case was briefed and oral argument heard in June, 1993. In January, 1994, the Court of Appeals ordered that the plaintiff's submission be vacated pending the outcome of a petition for rehearing in another case that addresses a similar procedural issue that was argued on appeal in that case. The Company continues to believe the case is without merit and intends to contest the asserted complaints vigorously. The ultimate liability, if any, cannot be determined at this time.

     The Company has been named as a defendant in a lawsuit filed by the State of California pursuant to the Comprehensive Environmental Response, Compensation and Liability Act 42 U.S.C. par. 9601 et sec. The Company was originally notified of this action in December, 1992. The lawsuit seeks to recover response and remediation costs in connection with the release or threatened release of hazardous substances at 5619-5621 Randolph Street, in the City of Commerce, California ("Randolph Street Site"). It is alleged the Randolph Street Site was used for the treatment, storage and disposal of hazardous substances. The Company has been named as a defendant as a result of its ownership of a former subsidiary of the Company which allegedly disposed of hazardous waste materials at the Randolph Street Site. Investigation with respect to potential liability of the Company is in the early stages. Issues to be addressed include whether the Company has any responsibility for the alleged hazardous waste disposals of its former subsidiary; whether the subsidiary actually sent hazardous waste materials to the Randolph Street Site; the nature, extent and costs of the ultimate cleanup required by the State of California; the share of that cleanup which may ultimately be allocated to the Company's former subsidiary and/or the Company; and the extent to which insurance coverage may be available for any costs which may eventually be assigned to the Company. Remedial investigations performed on behalf of the State of California at the Randolph Street Site have disclosed soil and groundwater contamination. The Company has recorded a reserve of $1.0 million for this matter, which was included in the Consolidated Statements of Operations for 1993.

     In March, 1993, E&J Inc. received a notice from the United States Environmental Protection Agency ("EPA") regarding an organizational meeting of generators with respect to the Casmalia Resources Hazardous Waste Management Facility ("Casmalia Site") in Santa Barbara County, California. The EPA alleges that the Casmalia Site is an inactive hazardous waste treatment, storage and disposal facility which accepted large volumes of commercial and industrial wastes from 1973 until 1989. In late 1991, the Casmalia Site owner/operator abandoned efforts to actively pursue site permitting and closure and is currently conducting only minimal maintenance activities. The EPA estimates the Casmalia Site's closure trust fund, approximately $10 million, is substantially insufficient to cover cleanup and closure of the site. Since August, 1992, the EPA has undertaken certain interim stabilization actions to control actual or threatened releases of hazardous substances at the Casmalia Site. The EPA is seeking cooperation from generators to assist in the cleaning up, and closing of, the Casmalia Site. E&J Inc. and 64 other entities were invited to the organizational meeting. The EPA has identified E&J Inc. as one of the larger generators of hazardous wastes transported to the Casmalia Site. E&J Inc. is a member of a manufacturers' group of potentially responsible parties which has investigated the site and proposed a remediation plan to the EPA. To reflect E&J Inc.'s estimated allocation of costs thereunder, a reserve of $1.0 million has been recorded, which was included in the Consolidated Statements of Operations for 1993.

     In 1989, a patent infringement case was initiated against E&J Inc. and other defendants. E&J Inc. prevailed at trial with a directed verdict of patent invalidity and non-infringement. The plaintiff filed an appeal with the U.S. Court of Appeals for the Federal Circuit. In June, 1993, the
Court  of  Appeals vacated the District Court's decision and  remanded  the case for trial. Impacting the retrial of this litigation was a re-examination proceeding before the Board of Patent Appeals with respect to the subject patent. A ruling was rendered in November, 1993 sustaining the claim of the patent which E&J Inc. has been charged with infringing. Upon the issuance of a patent re-examination certificate by the U.S. Patent Office, it is anticipated that the plaintiff will present a motion to the District Court for an early retrial of the case. E&J Inc. believes that this case is without merit and intends to contest it vigorously. The ultimate liability of E&J Inc., if any, cannot be determined at this time.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1994

    The following table summarizes operating results of the Company for the three months ended September 30, 1994 and 1993 (dollars in millions):

                                      Three Months Ended September 30
                                      -------------------------------
                                         1994                1993
                                     ------------        ------------
                                     Amount    %         Amount    %
                                     ------   ---        ------   ---

          Revenue                    $19.8    100        $23.5    100
          Cost of sales               13.4     68         17.8     76
                                     ______   ____       ______   ____

          Gross profit                 6.4     32          5.7     24
          Operating expenses           6.5     33          9.3     39
                                     ______   ____       ______   ____

          Operating loss              (0.1)   (1)         (3.6)  (15)
          Interest expense             0.7      3          1.6      7
                                     ______   ____       ______   ____

          Loss before income taxes    (0.8)   (4)         (5.2)  (22)
          Income tax provisions        0.1    (1)          --      --
                                     ______   ____       ______   ____

          Net loss                   $(0.9)  ( 5)        $(5.2)  (22)


    Third quarter 1994 revenues of $19.8 million decreased $3.7 million, or 16%, from 1993, due primarily to exclusion of the Smith & Davis institutional business (see Note 6 to the unaudited Consolidated Financial Statements). Revenues of this business and related costs were included in the consolidated results of operations of the Company for 1993 but not 1994. If the 1994 third quarter revenues of the Smith & Davis institutional business ($5.0 million) had been included in the consolidated results, revenues would have increased by $1.3 million or 6% from 1993 levels. Third quarter 1993 wheelchair sales and operations were negatively impacted by the relocation of the Company's primary domestic manufacturing facility from Camarillo, California to St. Louis, Missouri which occurred during 1992. Delivery delays caused by the 1992 move have decreased and lead times have been brought into line with historic levels. To improve the Company's operating efficiencies and cost structure, certain production rationalizations are occurring. These rationalizations should be substantially completed by the end of 1994. A corresponding reduction of duplicate overheads should occur when the rationalizations are completed.

    Third quarter 1994 revenues of the Company's Canadian and Mexican subsidiaries increased $0.9 million or 25%, due primarily to a large government contract being awarded the Mexican subsidiary and favorable acceptance of new products and marketing techniques in Canada.

     Total Company third quarter gross profit increased $0.7 million from $5.7 million in 1993 to $6.4 million in 1994. Additionally, the Smith & Davis institutional business gross profit ($1.4 million) was excluded from the Company's 1994 operating results. As a percentage of sales, gross profits improved for the quarter from 24% during 1993 to 32% during 1994. Operating results of the Company's primary domestic manufacturing facility, which was relocated from Camarillo, California to St. Louis, Missouri during 1992, continue to improve as computer systems are brought on line and cost reductions are put in place to improve the Company's operating efficiencies and cost structure. These cost reductions have been partially offset by increases in sales to distributors during 1994 of lower margin private label wheelchairs.

     Total Company third quarter operating expenses decreased $2.8 million from $9.3 million in 1993 to $6.5 million in 1994 due primarily to exclusion of the Smith & Davis institutional business operating expenses ($1.5 million) from the Company's 1994 operating results and reduced general and administrative spending levels, particularly in the data processing area where duplicate facilities were operated during 1993.
These reductions were partially offset by increases in research and development spending of $0.1 million from $0.3 million during 1993 to $0.4 million during 1994.

    Interest expense of $0.7 million in the third quarter of 1994 decreased from the comparable period in the prior year due to the conversion of $75 million of debt to equity which occurred during the fourth quarter of 1993.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994

    The following table summarizes operating results of the Company for the nine months ended September 30, 1994 and 1993 (dollars in millions):

                                       Nine Months Ended September 30
                                       ------------------------------
                                         1994                1993
                                     ------------        ------------
                                     Amount    %         Amount    %
                                     ------   ---        ------   ---

          Revenue                    $60.2    100        $71.7    100
          Cost of sales               42.1     70         53.8     75
                                     ______   ____       ______   ____

          Gross profit                18.1     30         17.9     25
          Operating expenses          19.6     32         29.2     41
                                     ______   ____       ______   ____

          Operating loss              (1.5)   (2)        (11.3)  (16)
          Interest expense             1.7      3          4.5      6
                                     ______   ____       ______   ____

          Loss before income taxes    (3.2)   (5)        (15.8)  (22)
          Income tax provisions        0.3      1          0.2     --
                                     ______   ____       ______   ____

          Net loss                   $(3.5)   (6)       $(16.0)  (22)


     Revenues for the nine months ended September 30, 1994 of $60.2 million decreased $11.5 million, or 16%, from 1993, due primarily to exclusion of the Smith & Davis institutional business. Revenues of this business and related costs were included in the consolidated results of operations of the Company for 1993 but not 1994. If the revenues for the nine months ended September 30, 1994 of the Smith & Davis institutional business ($15.5 million) had been included in the consolidated results, revenues would have increased by $4.0 million or 6% from 1993 levels. Fiscal 1993 wheelchair sales and operations were negatively impacted by the relocation of the Company's primary domestic manufacturing facility from Camarillo, California to St. Louis, Missouri which occurred during 1992. Delivery delays caused by the 1992 move have decreased and lead times have been brought into line with historic levels. To improve the Company's operating efficiencies and cost structure, certain production rationalizations are occurring. These rationalizations should be substantially completed by the end of 1994. A corresponding reduction of duplicate overheads should occur when the rationalizations are completed.

     Revenues for the nine months ended September 30, 1994 in the Everest & Jennings' Canadian and Mexican subsidiaries increased $0.5 million or 4%, due primarily to a large government contract being awarded the Mexican subsidiary and favorable acceptance of new products and marketing techniques in Canada.

    Total Company gross profit for the nine months ended September 30, 1994 increased $0.2 million from $17.9 million in 1993 to $18.1 million in 1994, due primarily to cost reductions put in place to improve the Company's operating efficiencies and cost structure. Additionally, the Smith & Davis institutional business gross profit ($4.3 million) has been excluded from the Company's 1994 operating results. As a percentage of sales, gross profits improved from 25% in 1993 to 30% in 1994. Operating results of the Company's primary domestic manufacturing facility, which was relocated from Camarillo, California to St. Louis, Missouri during 1992, continue to improve as computer systems are brought on line and continued improvements are made to the Company's operating efficiencies and cost structure. Additionally, 1993 results were adversely affected by a $1.0 million charge to reserves for excess and obsolete inventory. These gains have been partially offset by increases in sales to distributors during 1994 of lower margin private label wheelchairs.

     Total Company operating expenses for the nine months ended September 30, 1994 decreased $9.6 million from $29.2 million in 1993 to $19.6 million in 1994 due primarily to exclusion of the Smith & Davis institutional business operating expenses ($5.0 million) from the Company's 1994 operating results and reduced general and administrative spending levels, particularly in the data processing area where duplicate facilities were operated during 1993. These reductions were partially offset by increases in research and development spending of $0.8 million from $0.6 million during 1993 to $1.4 million during 1994.

     Interest expense of $1.7 million for the nine months ended September 30, 1994 decreased from the comparable period in the prior year due to the conversion of $75 million of debt to equity which occurred during the fourth quarter of 1993.

     In January 1993 the Company adopted the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). The adoption of SFAS 109 did not have an impact on the consolidated financial statements.


Liquidity and Capital Resources

     The Company's primary sources of liquidity are cash provided from operations, borrowings and cash on hand. At September 30, 1994, the Company had $1.8 million in cash or $0.1 million less than the $1.9 million in cash at December 31, 1993. At September 30, 1994, approximately $1.3 million of the Company's cash was restricted due to a garnishment placed on the Company's domestic bank accounts pursuant to a judgment awarded against the Company, as discussed in Note 12. At September 30, 1994, total debt of $39.8 million was $10.5 million higher than the $29.3 million in debt at December 31, 1993. The increase was due primarily to advances from BIL in the amount of $10 million during the first nine months of 1994.

     On September 30, 1992 the Company entered into a $20 million Revolving Credit Agreement with HSBC. The repayment of this facility was guaranteed by Brierley Investments Limited, an affiliate of BIL. The facility would not have been made available to the Company without such guaranty. As of September 30, 1994, HSBC and E&J Inc. agreed to amend the Revolving Credit Agreement and extend its term for approximately two years. The HSBC facility, as amended, provides to E&J Inc. up to $6 million letter of credit availability and up to $10 million of cash advances. The $10 million of cash advances has been fully utilized.

     At September 30, 1994 and December 31, 1993, under the debt agreements with BIL and HSBC, the Company was obligated to repay the following amounts at the various dates listed below.

                             9/30/94      12/31/93
                             Balance      Balance
   Debt Agreement           $ millions   $ millions      Repayment Date
   --------------           ----------   ----------      --------------

Revolving Promissory Note                             14.8    4.8  June 30,
                                                      1995

HSBC Revolving Credit
  Agreement (1)                                       10.0    10.0
                                                      September 30, 1996

Accrued, unpaid interest
  due BIL                                             0.8 0.2    -----
                                                          _____   _____

                                                      TOTAL   $25.6   $15.0

      (1)Excludes   approximately  $3.5  million  and  $3.7   million,
      respectively, committed with respect to outstanding letters of credit as of both September 30, 1994 and December 31, 1993.


     As of September 30, 1993, the Company entered into the Debt Conversion Agreement with BIL whereby $75 million of indebtedness was restructured by the issuance of the Common Stock Note and the Preferred Stock Note. The balance of the BIL indebtedness ($6.8 million) which was not converted into the Common Stock Note and the Preferred Stock Note was treated as advances under the Revolving Promissory Note. See Note 4 to the unaudited Consolidated Financial Statements for a discussion of the Debt Conversion Transaction.

     As part of the Debt Conversion Transaction, BIL agreed to provide to the Company and E&J Inc. a revolving credit facility of up to $12.5 million, as evidenced by the Revolving Promissory Note. As of September 30, 1994 this facility was completely utilized and an additional $2.3 million had been advanced to the Company and E&J Inc. by BIL under such Note.

    The Company's Smith & Davis subsidiary has secured credit line of up to $13 million (based on asset levels) which is secured by substantially all of the subsidiary's assets. At September 30, 1994 Smith & Davis had borrowed $4.8 million and had $0.3 million available under this line. The Company expects to either extend this credit line in 1994 or terminate it upon the sale or other disposition of the Smith & Davis institutional business.

    The Company's Canadian subsidiary has existing credit facilities in the aggregate of $4.7 million, on which $4.4 million was borrowed as of September 30, 1994.

     During June, 1994 the Company's Mexican operation obtained a credit facility in the aggregate of $1.5 million, on which $1.0 million was borrowed as of September 30, 1994.

     Accordingly, at September 30, 1994 the Company owed $22.1 million to banks and other commercial lenders, $2.9 million under capitalized lease obligations, and $14.8 million to BIL.

     During the nine months ended September 30, 1994, the Company required $10.4 million of additional financing to fund its operating requirements and accrued restructuring expenses. Of this amount, $10 million has been provided to the Company by BIL, bringing the total advances under the Revolving Promissory Note to $14.8 million as of September 30, 1994. On October 17, 1994, the Company borrowed an additional $1.5 million from BIL for such purposes. The Company expects to need additional financing at least through the end of 1994, and will seek to amend the Revolving Promissory Note with BIL to provide for such requirement.

     The Company's 1994 year to date revenues and operating results have been negatively impacted by ongoing price competition, liquidity constraints and loss of market share during prior years. The loss of customer confidence stemming from the relocation of the Company's primary domestic wheelchair manufacturing facility from California to St. Louis, Missouri, which resulted in long lead times, shipping delays, inventory imbalances and production inefficiencies in the St. Louis manufacturing operations, is expected to adversely impact revenues, operating income and cash flow of the Company at least through the end of 1994. Management continues to address the Company's problems with manufacturing and shipment delays. Additionally, the Company has addressed the rationalization of the Company's production facilities and the increased outsourcing of products and product components, the effects of which will be to lower the Company's production costs. Order rates, margins and market share must increase, production and operating costs must be reduced and customer confidence must be restored in the very near term if the Company is to generate the cash flow necessary to fund its operations on a continuing basis and to achieve profitability.

     With respect to institutional products, the Company anticipates, for the remainder of the year, severe price and product competition. The Company is pursuing the sale or other disposition of (i) the Smith & Davis hospital bed and nursing home bed and furniture business and (ii) Everest & Jennings de Mexico, as discussed in Note 6.

     Management believes that the Company's domestic and international manufacturing capacity is sufficient to meet anticipated demand for the foreseeable future.



                        PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     See Note 12 to the unaudited Consolidated Financial Statements for a description of certain pending legal proceedings.

     During the quarter ended September 30, 1994, ICF Kaiser began enforcement of its judgment in the amount of approximately $1.3 million by garnishing the Company's general disbursing bank accounts in the amount of their judgment, thus restricting the Company's use of such funds. The Company is currently considering its options related to this matter, and has recorded an appropriate reserve in its consolidated financial statements to reflect this matter. See Item 1 to the Company's Report 10-Q for the Quarterly Period Ended June 30, 1994.


ITEM 2.  CHANGES IN SECURITIES

    None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None


ITEM 5.  OTHER INFORMATION

    During the nine months ended September 30, 1994, the Company borrowed a total of $10 million from BIL as advances under the Revolving Promissory Note to provide cash necessary for operations of the Company's headquarters and manufacturing facility in St. Louis, Missouri and for accrued restructuring expenses, as follows:


                   $1,500,000    January 31, 1994
                    1,100,000    March 14, 1994
                      400,000    March 28, 1994
                    1,250,000    March 31, 1994
                    1,300,000    April 25, 1994
                      800,000    June 30, 1994
                    1,000,000    July 20, 1994
                    1,500,000    August 12, 1994
                    1,150,000    September 15, 1994
                    _________
                  $10,000,000


     Since September 30, 1994, the Company has borrowed an additional $1.5 million from BIL for the same purposes, as follows:

                   $1,500,000    October 17, 1994

     Each of the foregoing borrowings was treated as an advance under the Revolving Promissory Note, which bears interest at 8.0% per annum and requires that all principal and unpaid interest is due on June 30, 1995. Interest has been accrued accordingly, with a balance of $0.8 million as of September 30, 1994.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   EXHIBITS:

               10  (fa)*     Everest  & Jennings International  Ltd.  Stock
               Option Plan dated April 25, 1994 and related form of Stock Option Agreement dated as of August 1, 1994.

               10 (fb)* Fifth Amendment to Revolving Credit Agreement dated September 1, 1994 by and between Everest & Jennings, Inc. and The Hongkong and Shanghai Banking Corporation Limited.

   REPORTS ON FORM 8-K:

     There were no reports on Form 8-K filed by the Company during the quarter ended September 30, 1994.


                                 SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 14, 1994           EVEREST & JENNINGS INTERNATIONAL LTD.
                                            (Registrant)

                                   By  (TIMOTHY W. EVANS)
                                      Timothy W. Evans
                                      Vice President and
                                      Chief Financial Officer

                                   By  (BEVIL J. HOGG)
                                      Bevil J. Hogg
                                      President and
                                      Chief Executive Officer



* Filed herewith in this Quarterly Report on Form 10-Q

                               EXHIBIT INDEX


Exhibit No.    Description                                          Page
- - -----------    -----------                                          ----

10 (fa)*       Everest & Jennings International Ltd. Stock           30
               Option Plan dated April 25, 1994 and related form of Stock Option Agreement dated as of August 1, 1994.

10 (fb)*       Fifth Amendment to Revolving Credit Agreement         39
               dated September 1, 1994 by and between Everest &
               Jennings, Inc. and The Hongkong and Shanghai
               Banking Corporation Limited.


* Filed herewith in this Quarterly Report on Form 10-Q