Form 10-K
EVEREST & JENNINGS INTERNATIONAL LTD
filed 1995-03-31
CIK 33837

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-K
     X  Annual Report pursuant to Section 13 or 15(d) of the Securities
                           Exchange Act of 1934

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                                    or
    Transition Report pursuant to Section 13 or 15(d) of the Securities
                           Exchange Act of 1934
              For the transition period from _______ to _______

                      Commission File Number: 0-3585
                              ______________
                   EVEREST & JENNINGS INTERNATIONAL LTD.
          (Exact name of Registrant as specified in its charter)

             Delaware                           95-2536185
   (State or other jurisdiction     (IRS Employer Identification No.)
of incorporation or organization)

          1100 Corporate Square Drive, St. Louis, Missouri  63132
                 (Address of principal executive offices)

    Registrant's telephone number, including area code:  (314) 995-7000

        Securities registered pursuant to Section 12(b) of the Act:

       Title of each class  Name of each exchange on which registered

  Common Stock; par value: $.01      American Stock Exchange

     Securities registered pursuant to Section 12(g) of the Act:  None


    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
the filing requirements for the past 90 days:   Yes  X     No___

     Indicate by check mark if disclosure of delinquent filers pursuant  to
Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X

     As of March 27, 1995, there were 72,257,812 shares of Common Stock outstanding. The market price of the Common Stock was $0.50 per share, and the aggregate market value of Common Stock held by nonaffiliates was $7,229,230 on that date. For this reporting purpose, all shares held by executive officers, directors, 5% stockholders and their respective affiliates are considered to be held by affiliates, but neither the registrant nor such persons concede that they are affiliates of the registrant.

     Portions of the Company's definitive proxy materials to be filed in connection with the 1995 annual meeting are incorporated by reference into
Part III.

    The Exhibit Index is located on pages 60 - 63.

                          INDEX TO ANNUAL REPORT
                               ON FORM 10-K

                                                                  Page
PART I
Item1.  Business                                                     3
Item2.  Properties                                                   8
Item3.  Legal Proceedings                                            8
Item4.  Submission of Matters to a Vote of Security Holders          9
        Executive Officers of the Company                            9
PART II
Item5.  Market for the Registrant's Common Stock and Related
        Stockholder Matters                                         10
Item6.  Selected Financial Data                                     11
Item7.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                         13
Item8.  Financial Statements and Supplementary Data                 21
Item9.  Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure                         52
PART III
Item10. Directors and Executive Officers of the Registrant          52
Item11. Executive Compensation                                    52
Item12. Security Ownership of Certain Beneficial Owners
        and Management                                            52
Item13. Certain Relationships and Related Transactions            52
PART IV
Item14. Exhibits, Financial Statement Schedules and
        Reports on Form 8-K                                       52
Signatures                                                          57

Financial Statement Schedule                                      58




                                  PART I


ITEM 1. BUSINESS

General Development of Business and Company Strategy

     Everest & Jennings International Ltd. ("E&J" or the "Company") through its subsidiaries manufactures wheelchairs and homecare, nursing home and hospital beds and institutional casegoods. Effective in the fourth quarter of 1993, the Company adopted a plan to dispose of the hospital and nursing home bed and institutional casegoods businesses (the "Institutional
Business") of its wholly-owned subsidiary, Smith & Davis Manufacturing Company ("Smith & Davis"), and recorded a reserve of $13 million to write down the assets of the Institutional Business to their estimated net realizable values and for the estimated operating losses during the phase out period and the estimated costs of disposition. See Note 2 - Restructuring Expenses and Note 4 - Assets Held for Sale of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K. Pursuant to an Asset Purchase Agreement dated February 15, 1995, the Company has agreed to sell the Institutional Business. Smith & Davis also holds a small position in the oxygen therapy market, and the Company is also currently in the process of disposing of this product line.

    After the sale of its Institutional Business and disposal of the oxygen therapy product line, the Company will be comprised of two principal product groups: wheelchairs and homecare beds. The Company is one of the larger manufacturers of wheelchairs in the United States and, with its Canadian and Mexican subsidiaries, holds a material share of the North
American market. If the sale of the Institutional Business is completed, the Company expects to enter into an agreement with the purchaser to supply the Company's requirements for homecare bed products.

     Since 1989 the Company has incurred substantial financial losses in a continuing effort to restructure its operations with the objective of improving its competitive position within the durable medical equipment industry. Restructuring activities to date have included asset sales, significant reductions in headcount, salaries and fringe benefits, plant closures and consolidations, product line rationalization, debt to equity conversion and outsourcing of manufacturing operations. In 1992 the Company relocated its corporate headquarters and principal wheelchair manufacturing operations from California to Missouri. The relocation facilitated the consolidation of corporate offices and other key administrative, sales/marketing, and technical functions with existing Company operations in the St. Louis area. In October, 1993, the Company transferred its data operations from California to Missouri, which represented the final step in the Company's relocation. The process of lowering costs is ongoing as the Company intends to increase the outsourcing of product parts and components and further consolidate its manufacturing and distribution facilities. The Company is striving to become a low cost producer with respect to all of its products, while maintaining its reputation for well-engineered, quality products.


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

    In a series of transactions since 1991, BIL (Far East Holdings) Limited (collectively, with its affiliates, "BIL") has acquired control of the Company through the acquisition, on a fully diluted basis, of approximately 85.54% of the voting securities of the Company. As of March 30, 1995, BIL beneficially owned the following securities of the Company:


       Class                      Number of Shares        Percent
       -----                      ----------------        -------
       Common Stock                   57,799,352           80.05%
       Series A Preferred Stock        7,218,204            100%
       Series B Preferred Stock          786,357            100%
       Series C Preferred Stock       20,000,000            100%

    Each share of the Series A, B and C Preferred Stock is convertible into one share of Common Stock and is entitled to vote with the Common Stock on an as converted basis. See Note 6 - Debt Restructuring and Conversion,
Note 7 - Debt and Note 10 - Common and Preferred Stock of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K

     The Company's principal subsidiaries include Everest & Jennings, Inc. located in St. Louis, Missouri; Everest & Jennings Canadian Limited located in Toronto, Canada; Everest & Jennings de Mexico, S.A. de C.V. located in Guadalajara, Mexico; and Smith & Davis Manufacturing Company, which is also located in St. Louis, Missouri. Each of the Company's subsidiaries manufactures wheelchairs and wheelchair parts, with the exception of Smith & Davis. Following the sale of the Institutional Business, the Company will continue to sell homecare beds. The Company owns a 30% interest in a joint venture in Indonesia. An affiliate of the joint venture partner supplies wheelchair parts and components to the Company for assembly into finished products in the United States.


Industry Overview

     All of the Company's products can be characterized as durable medical equipment. Third party reimbursement through private or government insurance programs impacts a significant component of the Company's business, and the market for and the pricing of wheelchairs and beds is influenced by such programs. As a result, reductions or cutbacks in Medicare, state reimbursement or private insurance programs for the purchase or rental of durable medical equipment may adversely affect the Company's business. However, the Company's business is favorably impacted by medical progress in rehabilitating the seriously injured and disabled and by the demographics of longer life spans.


Wheelchairs

     The  Company  designs, manufactures and markets wheelchairs  in  North
America.   The wheelchair market is divided into two primary categories  --
rehabilitation and homecare.

    The rehabilitation market is characterized by individual needs, ongoing product innovation and government reimbursement levels. Rehabilitation products are more sophisticated, command higher prices and support a higher price margin structure. Most rehabilitation chairs are sold through a core group of 400 "Rehab" dealers working in conjunction with therapists who prescribe the products for end users.

     The homecare market is characterized by lower priced, commodity products and includes significant institutional sales. Typically, end users are geriatrics, those temporary disabled or individuals with limited access to funding. The Company's homecare chairs are sold directly through approximately 4,000 homecare dealers as well as selected distributors.

      The Company continues to invest in the development of its rehabilitation wheelchair lines, both power and manual, with primary focus on products that are well matched to user needs and reimbursement levels and are easier to manufacture and support. The Company places an emphasis on innovation and improvement of its power driven wheelchair products, specifically through design and reliability enhancements and ease of operation. In January, 1994, the Company completed its acquisition of Medical Composite Technology, Inc. ("MCT") with an effective date of December 31, 1993. MCT develops, designs, manufactures and markets state-of-the-art wheelchairs included in the Company's Vision(R) product line. The acquisition of MCT enabled the Company to expand its product line into the ultra-lightweight wheelchair market.

     The Company is continuously looking for distribution partners who make specialized rehab products and could benefit from the Company's sales and distribution system. This is a continuation of the Company's strategic plan to expand as "The Rehab Source."

     Market Information -- Management estimates that the aggregate domestic wheelchair market approximates $400 million with the total North American market slightly larger at approximately $500 million. The Company believes it has a material share of these combined markets.

     Competition -- The Company, Invacare Corporation and Sunrise Medical Inc. are the primary competitors in the wheelchair business. In addition, there are a range of smaller competitors. Competition for sales of wheelchairs is intense and is based on a number of factors including quality, reliability, price, financing programs, delivery and service. The Company believes its products' quality, reputation and recent technological advances are favorable factors in competing with other manufacturers.


Homecare Beds

     Homecare beds are sold to the same homecare dealer network that purchases homecare wheelchairs. A patient who is discharged from a hospital or other institution may rent a homecare bed to aid in their recovery. Accordingly, dealers primarily retain homecare beds in a rental fleet.

     Market Information -- Management estimates that the aggregate domestic
market  for  homecare  beds  is approximately  $60  million.   The  Company
believes it has a material share of the domestic homecare bed market.

     Competition -- The Company, Invacare Corporation and Sunrise Medical, Inc. are the largest suppliers of homecare beds to the industry. Competition for sales of homecare beds is intense and is based primarily on price.


International Operations

The Canadian market is served through the Company's Canadian subsidiary, while the Central and South American markets are served through Everest & Jennings de Mexico. The Company has not placed great emphasis on expanding its markets beyond North America. Substantially all export sales of the Company's products manufactured in the United States are denominated in United States dollars although such sales are immaterial to consolidated revenues.


Sales and Distribution

     The Company's homecare products are marketed in the United States and Canada by approximately 4,000 non-exclusive dealers and national accounts who, in turn, sell the products to consumers. The support and servicing of these dealers and national accounts are the responsibility of the Company's trained sales staff operating within the United States and Canada. The Company also uses manufacturer's representatives and distributors in selected geographic areas and market segments as appropriate. The Company also sells directly to government agencies, such as the Department of Veterans Affairs.

     In Mexico, the Company's products are marketed through its own dealer network system as well as through independent non-exclusive dealers. No dealer or distributor domestically or internationally represents more than 10% of the Company's total sales.

     The Company's rehab sales representatives conduct training activities for the benefit of its dealers and their personnel. This training is primarily concerned with the features and benefits of the Company's rehab products, and the training also covers the proper fitting and use of wheelchairs and related equipment. Training classes are also offered to physical and occupational therapists.

    Brochures, point-of-sale display materials, and similar advertising and merchandising aids are supplied to dealers. The Company advertises in trade publications and its representatives attend trade shows and similar conventions as a method of displaying product lines to doctors, therapists and others.

     Finished goods inventories are maintained in several public warehouses strategically located throughout the United States. The Company manufactures its basic homecare products for stock and maintains inventories at such warehouses and its St. Louis manufacturing facility for sale; however, a substantial portion of the Company's rehab wheelchair products are built-to-order and are not maintained as stock.


Raw Materials

     The Company purchases a variety of raw materials and components, and has entered into supply agreements to purchase certain of these items from single suppliers. The Company believes that numerous alternative supply sources are available for all such materials.


Product Development, Engineering and Patents

     The Company continuously seeks to improve the quality, performance and reliability of its products to enhance its competitive position in its industry and to develop new products to meet the needs of its customer base. With the acquisition of MCT, the Company acquired a design staff and has merged its research and development ("R&D") organization with the core R&D staff from MCT. As a result, the Everest & Jennings Design Center has been instituted in northern California. This Center is responsible for new product design for the Company. Along with the internal development programs, the Company plans to actively pursue distribution agreements with companies possessing innovative products that fit the Company's areas of focus. During the years ended December 31, 1994, 1993 and 1992, the Company spent $1.9 million, $10.8 million and $1.2 million, respectively, on Company sponsored research and development activities.


Employees

     As of March 31, 1995, the Company had 735 full-time and full-time equivalent employees, comprised of 502 in manufacturing, 28 in research and development, 131 in sales and customer service, and 74 in general and administrative functions. A total of 281 of the Company's employees located in Missouri, Canada and Mexico are covered by collective bargaining agreements. The Company considers its labor relations to be satisfactory.


Financial Information

    The Company's operations consist of the manufacture and sale of durable medical equipment. Sales and losses from continuing operations of this single industry segment for each of the three years ended December 31, 1994 are set forth in Note 3 - Industry Segment to the Consolidated Financial Statements of the Company included in Item 8 of this Annual Report on Form 10-K.

     The percentage of the Company's consolidated revenues contributed by each class of similar products which accounted for ten percent or more of such consolidated revenues in any of the last three fiscal years is as follows:

                                            Years Ended December 31
                                            -----------------------
                                            1994      1993      1992
                                            ----      ----      ----
      Wheelchairs                           80%       65%       61%
      Institutional beds and furniture      -0-       18%       20%
      Homecare beds                         11%       12%       11%



ITEM 2. PROPERTIES

     The Company owns or leases manufacturing facilities located in the United States, Canada and Mexico. The Company believes that these facilities are generally adequate for its operations and are in reasonably good operating condition. The Company's principal wheelchair manufacturing operations are located in a 147,000 square foot leased facility in St. Louis, Missouri. The Company's principal bed manufacturing operations were located in a 170,000 square foot owned facility in Wright City, Missouri. As noted in Item 1 above, the Company has agreed to sell the Institutional Business of its Smith & Davis subsidiary, including the Company's principal bed manufacturing operations located in the Wright City, Missouri facility along with its nursing home furniture manufacturing locations.



                                              Owned       Leased
                                              -----       ------
                                                (Square footage)

     Everest & Jennings, Inc.:
          St. Louis, Missouri                    --      197,000
          Other locations                        --       12,000

     Smith & Davis Manufacturing Co.:
          Wright City, Missouri            170,000*           --
          Other locations                  115,000*      25,000*

     Everest & Jennings Canadian Ltd.:
          Toronto, Canada                    67,000        3,000
          Other locations                        --       13,000

     Everest & Jennings de Mexico
     S.A. de C.V.:
          Guadalajara, Mexico                63,000           --
          Other locations                        --       15,000
                                            -------      -------
                                            415,000      265,000

        *  Discontinued operations




ITEM 3. LEGAL PROCEEDINGS

     The Company and its subsidiaries are parties to various lawsuits and other proceedings, including a stockholder class action which seeks unspecified damages for alleged non-disclosure and misrepresentation concerning the Company in violation of federal securities laws, various environmental lawsuits and proceedings and various product liability and other lawsuits and proceedings arising out of the Company's businesses. Although the ultimate outcome of these actions cannot be determined with certainty at this time, the Company has provided for those actions deemed by management to be most likely of potential adverse disposition. Although further liabilities of indeterminate amounts may be imposed against the Company, after considering the relevant facts and the opinions of outside counsel, it is the opinion of management of the Company that the ultimate resolution of such lawsuits and proceedings will not in the aggregate have a material adverse effect on the Company's consolidated financial position or results of operations.

     See Note 13 - Contingent Liabilities to the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K for a description of certain pending lawsuits and proceedings.

     Pursuant to a Settlement Agreement dated as of December 16, 1994, a $1.3 million judgment in favor of ICF Kaiser Engineers, Inc. ("Kaiser") entered on July 26, 1994 in the Superior Court of the State of California for the Courts of Los Angeles (Case No. BS029010), pursuant to an arbitration award for breach of contract, was finally discharged upon payment by the Company to Kaiser of $1.0 million.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.



EXECUTIVE OFFICERS OF THE COMPANY

     The following information is furnished pursuant to General Instruction G(3) of Form 10-K with respect to the executive officers of the Company:

                                 Positions or Offices   Position With the
     Name            Age           With the Company       Company Since
     ----            ---         --------------------   -----------------

Bevil J. Hogg         46            President and              1994
                               Chief Executive Officer

Timothy W. Evans      44           Vice President,             1994
                               Chief Financial Officer
                                    and Secretary


    The following are brief summaries of the business experience during the past five years of each of the executive officers:

    Bevil J. Hogg joined the Company as Executive Vice President on January 14, 1994 following the Company's acquisition of MCT and was elected President and Chief Executive Officer on January 21, 1994. He served as chief executive officer of MCT from December, 1992 until its acquisition by the Company, and as chief executive officer of Cycle Composite, Inc. from 1986 to December, 1992.

    Timothy W. Evans joined the Company in 1993 as its Controller and was elected Vice President, Chief Financial Officer and Secretary on September 20, 1994. Prior to joining the Company, Mr. Evans spent over ten years in various financial functions with Chromolloy America Corporation, a large diversified company.




                                  PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

     The following table sets forth the high and low sales prices of the Company's Class A and Class B Common Stock and, after November 18, 1993, single class Common Stock for each quarter in the two-year period ended December 31, 1994. The Company's Common Stock is listed on the American Stock Exchange under the symbol of EJ. Discussions between the Company and The American Stock Exchange as to the continued listing are ongoing.


                        Class A            Class B          Single Class
                     Common Stock*      Common Stock*      Common Stock**
                     -------------      -------------      --------------
                      High     Low       High     Low       High    Low
                      ----     ---       ----     ---       ----    ---

Fiscal year ended 12/31/94
    1st Quarter       N/A      N/A       N/A      N/A       1 7/16  5/8
    2nd Quarter       N/A      N/A       N/A      N/A       1 3/16  7/8
    3rd Quarter       N/A      N/A       N/A      N/A       1       5/8
    4th Quarter       N/A      N/A       N/A      N/A       13/16   7/16

Fiscal year ended 12/31/93
    1st Quarter       1 3/4    1 1/4     2        1 7/16    N/A     N/A
    2nd Quarter       2        1 3/16    1 7/8    1 5/8     N/A     N/A
    3rd Quarter       2        1 1/4     2        1 3/8     N/A     N/A
    4th Quarter       1 3/4    1 7/16    1 3/4    1 1/2     1 11/16 1 1/8

     * Prior to November 19, 1993
    ** After November 18, 1993


     On March 17, 1992, the stockholders of the Company approved a proposal whereby the Class A Common Stock and the Class B Common Stock were reclassified into the new single class of Common Stock (see Note 10 to the Consolidated Financial Statements in Item 8 of this Form 10-K). The reclassification occurred at the close of business on November 18, 1993.

     As of March 17, 1995, there were approximately 2,650 stockholders of record of the Company's Common Stock, and the closing price of the Common Stock was $9/16 on that date.

     No dividends on the Company's Common Stock were paid in either 1994 or 1993. Management does not currently anticipate paying cash dividends on its Common Stock in the foreseeable future. The determination of future cash dividends to be declared and paid on the Common Stock, if any, will depend upon the Company's financial condition, earnings and cash flow from operations, the level of its capital expenditures, its future business prospects and other factors that the Board of Directors deems relevant. The Company is currently prohibited from paying cash dividends on its Common Stock under covenants contained in the debt agreements with its principal lenders.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data below should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K. The following information should not be deemed indicative of future operating results of the Company.

                                  YEAR ENDED DECEMBER 31(c)(d)(f)
                             ------------------------------------------
                         1994(f)     1993      1992       1991      1990
                         -------     ----      ----       ----      ----
                          (Dollars in thousands, except per-share amounts)

STATEMENT OF OPERATIONS DATA:
Revenues                $79,438    $94,459   $107,115   $118,924  $209,711
Cost of sales            65,888     83,825     89,816     89,937(d)166,931
                        -------    -------    -------    -------   -------
  Gross profit           13,550     10,634     17,299     28,987    42,780
Selling expenses         14,333  29,541(a)     18,302     16,414    29,376
General and administrative
  expenses                6,519     16,441      9,275     14,638    22,653
Restructuring expenses(b)    --     15,104      5,150     18,524    33,953
                        -------    -------    -------    -------   -------
  Total operating
    expenses             20,852     61,086     32,727     49,576    85,982
                        -------    -------    -------    -------   -------
  Operating loss from
  continuing operations (7,302)   (50,452)   (15,428)   (20,589)  (43,202)
                        -------    -------    -------    -------   -------

Other income(expense):
  Interest expense, net (2,619)    (5,072)    (4,981)    (3,887)   (8,870)
  Earnings in European
    operations               --         --         --      1,189        --
  Gain(loss) on sale of
    European operations      --         --      (240)      6,600        --
                        -------    -------    -------    -------   -------
     Other income(expense), net    (2,619)    (5,072)    (5,221)     3,902
(8,870)

  Loss from continuing
    operations before
    income taxes        (9,921)   (55,524)   (20,649)   (16,687)  (52,072)
Income tax provisions
   (benefits)             (162)        173    (1,737)(e)    377      (356)
                        -------    -------    -------    -------   -------
Net loss from continuing
    operations          (9,759)   (55,697)   (18,912)   (17,064)  (51,716)
                        -------    -------    -------    -------   -------

Discontinued operations:
  Loss on disposal of
    discontinued operations  --         --         --         --   (1,410)
                        -------    -------    -------    -------   -------
  Loss from discontinued
    operations               --         --         --         --   (1,410)
                        -------    -------    -------    -------   -------
Net loss               $(9,759)  $(55,697)  $(18,912)  $(17,064) $(53,126)


LOSS PER SHARE:
  From continuing
    operations           $(0.14)    $(5.96)    $(2.07)    $(1.87)   $(5.65)
  From discontinued
    operations            --         --         --         --         (.16)
                        -------    -------    -------    -------   -------
                         $(0.14)    $(5.96)    $(2.07)    $(1.87)   $(5.81)

Weighted average number
    of Common Shares
    outstanding   72,201,207(g)   9,343,868  9,146,000  9,146,000 9,146,000

BALANCE SHEET DATA(at December 31):
Total assets            $61,569    $59,217    $69,459    $82,921  $112,662
Total debt               42,626     30,296     58,555     54,168    65,036
Total stockholders'
    deficit            (16,181)    (7,008)   (30,798)   (21,453)   (1,909)


(a)   Includes  $9,764  of  in-process research and  development  expense
   related  to the acquisition of Medical Composite Technology,  Inc.   See
   Note 5 -- Acquisition of the Notes to the Consolidated Financial Statements in Item 8.

(b) As more fully explained in Note 2 -- Restructuring Expenses of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K, the Company recorded $15,104 as a restructuring charge in 1993 for the consolidation of manufacturing and distribution facilities in the
   United States and Canada and for the sale or other disposition of the Smith & Davis Institutional Business. The Company recorded a $5,150 restructuring charge in 1992 to provide for additional costs associated with the consolidation of its domestic manufacturing and corporate headquarters, including the closure and relocation of the Company's principal domestic wheelchair manufacturing operation and international
   headquarters  from  California  to  Missouri.   In  1991,  the   Company
   originally recorded a restructuring charge of $18,524 for this purpose. The Company recorded a $33,953 charge in 1990 to provide for costs associated with restructuring its domestic operations, including a provision to write down its Camarillo manufacturing facility and related machinery to net realizable value.

(c) Effective December 31, 1990, the European subsidiaries were designated as subsidiaries held for sale. Accordingly, their results of operations were consolidated in 1988 through 1990 and have been reflected on the equity method in 1991. See Note 3 -- Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K.

(d) In 1991, the Company changed from the LIFO (last-in, first-out) method of valuing inventory to the FIFO (first-in, first-out) method for inventory at its Everest & Jennings, Inc. subsidiary as the Company believes that the FIFO method of accounting for such inventories results in a more appropriate presentation of financial position and results of operations. As a result of this change in accounting principle, inventories and retained earnings were increased by $4,002 in 1990. The impact of the change on previously reported net loss and loss per share was $848 and $.09 in 1990.

(e) During 1992 the Company resolved certain disputed issues with the California Franchise Tax Board for the years 1975 through 1983. As a result of agreements reached, assessments including related accrued interest in the aggregate amount of $1.8 million were withdrawn and credited to the income tax provision.

(f) Revenues of the Institutional Business and related costs were included in the consolidated results of operations of the Company in years prior to 1994. At December 31, 1993 the related assets of the Institutional Business were classified as held for sale and the results of its operations for 1994 were aggregated and charged to accrued restructuring expenses in the consolidated balance sheet. By Agreement dated February 15, 1995, the Company has agreed to sell the Institutional Business.

(g) See Note 6 - Debt Restructuring and Conversion of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     In recent years, the Company has undergone an extensive restructuring of its operations with the objective of improving its competitive position within the durable medical equipment industry. The restructuring was designed to reduce costs and the eliminate excess manufacturing capacity. Asset sales were undertaken to generate cash to partially finance restructuring activities and reduce debt levels. Credit facilities were modified or expanded as needed to partially fund the overall restructuring, in addition to contributing to the funding of the Company's operations.

     A major element of the restructuring was the sale in October, 1991 of the Company's former European subsidiary, Ortopedia GmbH for approximately $19.6 million. At the time, the Company retained a 15% interest in
Ortopedia Holding GmbH, the new parent of Ortopedia GmbH. In December 1992, the Company sold its remaining 15% interest in Ortopedia Holding GmbH for $1.5 million.

     In early 1992 the Company announced its intention to consolidate its domestic wheelchair manufacturing operations and corporate headquarters by relocating its California-based manufacturing and corporate offices to Missouri by the end of 1992. This decision was made in light of the higher cost of manufacturing in Southern California and the opportunity to further reduce costs through the consolidation of administrative and support functions with existing operations in Missouri. The relocation from California was begun in the second quarter of 1992, and, except for data operations, was largely completed by the end of 1992. In October, 1993, the Company transferred its data operations from California to Missouri, which represented the final step in the Company's relocation.

     As a result of the relocation, the Company experienced major start-up problems in wheelchair production due primarily to computer system failures and related parts shortages, and to manufacturing delays and inefficiencies attributable generally to the commencement of relocated manufacturing operations and specifically to the need to train a large number of new employees. These start-up problems impacted most severely the Company's high margin power and rehab wheelchair products, and the resulting reduction in sales and cash flow hindered the Company's ability to keep vendors current and to otherwise implement corrective measures quickly and effectively.

    Shipment delays caused a substantial build-up in back-ordered power and rehab wheelchair products in the second half of 1992 and the first half of 1993, which the Company reduced over time. Customer confidence and frustration resulting from such delays combined to increase the order cancellation rate and to decrease the incoming order rate, particularly for the affected wheelchairs. As a result, orders and market share decreased, and manufacturing activity generally shifted disproportionately to lower margin manual and commodity wheelchairs. Incoming orders, product backlog and timely shipments were improved during the second half of 1993 and during 1994. However, the Company believes order rates, margins and market share must continue to improve and customer confidence must be further reinforced if the Company is to generate the cash flow necessary to fund its operations on a continuing basis and to achieve profitability. Additionally, certain production rationalizations are in process which are designed to improve the Company's operating efficiencies and cost structure by reducing duplicate overhead costs.

     Production and delivery of all of the Company's homecare bed products were unaffected by the production problems that occurred in the relocation of the wheelchair manufacturing facility to St. Louis. The Company has continued to deliver homecare bed products in a timely manner and management believes that market share can be maintained and slightly increased in these product lines. It is not expected that the sale of the Institutional Business will adversely affect homecare bed sales.

     Effective in the fourth quarter of 1993, the Company adopted a plan to dispose of Smith & Davis' hospital and nursing home bed and institutional casegoods businesses (the "Institutional Business") and recorded a reserve of $13 million to write down the assets of the Institutional Business to their estimated net realizable values and for the estimated operating losses during the phase out period and the estimated costs of disposition. See Note 2 - Restructuring Expenses and Note 4 - Assets Held for Sale of
the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K. By Agreement dated February 15, 1995, the Company has agreed to sell the Institutional Business.

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

     During fiscal 1994 and 1993, the Company required approximately $13.7 million and $45.8 million, respectively, of additional financing from BIL to fund its operating requirements and accrued restructuring expenses, and the amount of outstanding advances owing to BIL at December 31, 1994 totaled $18.5 million (see Note 6 - Debt Restructuring and Conversion and
Note 7 - Debt of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K). The Company is currently exploring alternative financing from outside sources as a fallback should additional financing be needed for 1995. It is anticipated that proceeds from the sale of the Institutional Business will be used primarily to reduce debt.

     In 1994, based on predominant industry practice, the Company changed its method of classification of shipping and distribution costs in the statement of operations. Such costs are now presented in cost of sales versus operating expenses in prior years. For purposes of the following discussion of results of operations, affected amounts for all years have been reclassified to conform to the current year's classification.



RESULTS OF OPERATIONS

Revenues

    Substantially all of the Company's revenues for each of the three years ended December 31, 1994 were from products manufactured in North America.

1994 versus 1993

     Revenues in 1994 declined $15 million, or 16% versus 1993, due primarily to the exclusion of the Institutional Business.

     Revenues of the Institutional Business and related costs were included in the consolidated results of operations of the Company in both 1992 and 1993 but not 1994, as the related assets were classified as held for sale at December 31, 1993 and the 1994 results of operations were aggregated and charged against accrued restructuring expenses for purposes of the
consolidated   financial  statements.   If  the  1994   revenues   of   the
Institutional Business ($21.2 million) had been included in the Consolidated results for 1994, revenues would have been increased by $6.2 million or 7%. 1993 wheelchair sales and operations were negatively impacted by the relocation of the Company's primary domestic manufacturing facility from California to Missouri. Delivery delays caused by the 1992 move have decreased and lead times have now been brought more in line with historic levels.

1993 versus 1992

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


Operating Results

For the periods indicated, the following table summarizes operating results of the Company (dollars in millions):

                                        Year Ended December31
                              -----------------------------------------
                              1993               1992             1991
                          Amount  %          Amount   %       Amount   %
                          ------ ---         ------  ---      ------  ---

Revenues                  $79.4  100         $94.5  100      $107.1   100
Cost of sales              65.8   83          83.8   89        89.8    84
                          ----   ----         ----  ----       ----   ----
Gross profit               13.6   17          10.7   11        17.3    16

Operating expenses         20.8   26          46.0   48        27.5    25
                          ----   ----         ----  ----       ----   ----
Operating loss before
  restructuring expenses   (7.3) (9)         (35.3)(37)       (10.2)  (9)
Restructuring expenses     --     --          15.1   16         5.2     5
                          ----   ----         ----  ----       ----   ----
Operating loss             (7.3) (9)         (50.4)(53)       (15.4) (14)

Interest expense, BIL      (0.9) (1)          (2.6) (3)        (2.3)  (2)
Interest expense, other    (1.7) (2)          (2.5) (3)        (2.7)  (3)
Gain (loss) on sale of
  European operations      --     --          --     --        (0.2)   --
                          ----   ----         ----  ----       ----   ----
Loss before income taxes   (9.9)(12)         (55.5)(59)       (20.6) (19)

Income tax provisions
  (benefits)                0.1   --            .2   --        (1.7)  (1)
                          ----   ----         ----  ----       ----   ----

Net loss                  $(9.8)(12)        $(55.7)(59)      $(18.9) (18)



1994 versus 1993

     Wheelchair and accessory sales of $65.7 million in 1994 increased $3.9 million or 6% from 1993. The 1992 relocation of the Company's primary domestic manufacturing facility from California to Missouri and the related production and delivery problems negatively affected sales during 1993. Shipments during 1993 were further negatively impacted by complications arising out of a major computer system implementation which occurred in October, 1993. The majority of the problems associated with the computer system conversion have since been rectified. The domestic wheelchair order rate demonstrated improvement throughout 1994 as operations in Missouri stabilized..

    Sales of Smith & Davis homecare beds of $10.7 million in 1994 decreased $0.7 million or 6% from 1993; due primarily to increased competition and price erosion. Sales of the Institutional Business for 1993 approximated $17 million. This business was not included in the Company's consolidated results of operations for 1994.

     Total Company gross profit increased $2.9 million or 27% from $10.7 million in 1993 to $13.6 million in 1994. The increase in gross profit reflected manufacturing efficiencies experienced in the wheelchair operations as operations stabilized subsequent to the 1992 relocation of wheelchair manufacturing to Missouri. Gross profit was adversely affected during the fourth quarter of 1994 by a $3.0 million charge to reserves for product liability, workers' compensation claims and inventory cost adjustments. As a percentage of sales, gross profit increased from 11% in 1993 to 17% in 1994.

     Operating expenses decreased $25.2 million from $46.0 million in 1993 to $20.8 million in 1994. This decrease is primarily due to a $9.7 million charge relating to in-process research and development expenses (selling expenses) recorded during 1993 pursuant to the Company's acquisition of Medical Composite Technology, Inc., a $2.0 million charge recorded during 1993 for anticipated costs of environmental remediation, and a $2.4 million charge recorded during 1993 for severance obligations and other cost reductions implemented during 1994. Additionally, during 1994 $1.7 million was charged to restructuring reserves relating to General and Administrative expenses allocated to the Institutional Business.
Restructuring  expenses  recorded during 1993 of  $15.1  million  primarily relate to losses anticipated on the disposition of the Company's Institutional Business.

    Interest expense decreased to $2.6 million in 1994 from $5.1 million in 1993 due primarily to the fourth quarter 1993 conversion of $75 million of debt and accrued interest to equity. See Note 6 -- Debt Restructuring and Conversion of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

1993 versus 1992

     1993 revenues decreased $12.6 million or 12% to $94.5 million from $107.1 million in 1992. Wheelchair and accessory sales of $61.8 million in 1993 decreased $3.6 million or 6% from 1992. The relocation of the Company's primary domestic manufacturing facility from California to Missouri and the related production and delivery problems and declining orders negatively affected sales from mid-1992 forward. Shipments during 1993 were further negatively impacted by complications arising out of a major computer system implementation which occurred in October, 1993. The majority of the problems associated with the relocation and the computer system conversion have since been rectified.

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

     Total Company gross profit decreased $6.6 million or 38% from $17.3 million in 1992 to $10.7 million in 1993. The decrease in gross profit reflected the decrease in sales, manufacturing inefficiency experienced in the wheelchair operations, and continued price competition in the markets for the Company's wheelchairs and bed products. Gross profit was also adversely affected by a $1.0 million charge to reserves for excess and obsolete inventory, which arose due to the Company discontinuing certain wheelchair models. As a percentage of sales, gross profit decreased from 16% in 1992 to 11% in 1993. This decrease reflects increased price competition and production problems experienced since mid-1992.

     Operating expenses increased $18.5 million from $27.5 million in 1992 to $46.0 million in 1993. This increase is primarily due to a $9.7 million charge relating to in-process research and development expenses (selling expenses) recorded during 1993 pursuant to the Company's acquisition of Medical Composite Technology, Inc., a $2.0 million charge recorded during 1993 for anticipated costs of environmental remediation, and a $2.4 million charge recorded during 1993 for severance obligations. Restructuring expenses recorded during 1993 of $15.1 million primarily relate to losses anticipated on the disposition of the Company's Institutional Business.

    Interest expense increased to $5.1 million in 1993 from $5.0 million in 1992 due to increased borrowings during 1993. Such borrowings were substantially reduced due to the fourth quarter conversion of $75 million of debt and accrued interest to equity. See Note 6 -- Debt Restructuring and Conversion of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

     During January, 1993, the Company adopted the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). The adoption of SFAS 109 did not have a material impact on the consolidated financial statements.

     The income tax benefits of $1.7 million in 1992 reflected the settlement of certain disputed items with the California Franchise Tax Board.



LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are cash provided from operations and borrowings. At December 31, 1994, the Company had $0.5 million in cash or $1.4 million less than the $1.9 million in cash at December 31, 1993. At December 31, 1994, total debt of $42.6 million was $12.3 million higher than the $30.3 million in debt at December 31, 1993. The debt conversion transaction in 1993 resulted in conversion of $75 million of indebtedness and accrued interest to $55 million of Common Stock and $20 million of Series C Preferred Stock. Prior to such debt conversion transaction, the indebtedness had increased during 1993 due to advances from BIL in the amount of $37.8 million, which were used to fund operating losses and previously accrued restructuring expenses and to repay $5.7 million to The Hongkong and Shanghai Banking Corporation Limited -- Chicago Branch ("HSBC"). During 1994 BIL advanced the Company an additional $13.7 million, which was used to fund operating losses and previously accrued restructuring expenses.

     On September 30, 1992 the Company entered into a $20 million Revolving Credit Agreement with HSBC. Proceeds from this credit facility were used to repay $11 million of existing loans, to fund restructuring expenses, to replace existing letters of credit and for working capital purposes. The repayment of this facility was guaranteed by Brierley Investments Limited, an affiliate of BIL. The facility would not have been made available to the Company without such guaranty. According to its original terms, the total amount available under the facility was to reduce from $20 million to $15 million on March 31, 1993. Pursuant to an amendment dated as of March 30, 1993, HSBC agreed to maintain the total amount available under the facility at $20 million through the expiration date of the facility, September 30, 1993. In September, 1993, the outstanding HSBC loan balance of $5.7 million was repaid utilizing a cash advance provided by BIL under the Revolving Promissory Note (see Note 6 -- Debt Restructuring and Conversion, and Note 7 -- Debt of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K). Furthermore, as of September 30, 1994, HSBC and E&J Inc. agreed to amend the HSBC facillity and extend its term for approximately two years. The HSBC facility, as amended, provides to E&J Inc. up to $6 million letter of credit availability and up to $10 million of cash advances. On October 8, 1993, E&J Inc. repaid a $10 million loan from Mercantile Bank by utilizing $10 million of cash advances from the HSBC facility. The Mercantile Bank loan had been collateralized by a $10 million letter of credit issued by HSBC as part of the original $20 million credit facility.

     At December 31, 1994 and December 31, 1993, under the debt agreements with BIL and HSBC, the Company was obligated to repay the following amounts at the various dates listed below.

                                 12/31/94    12/31/93
                                  Balance     Balance
 Debt Agreement                 $ Millions  $ Millions   Repayment Date
 --------------                 ----------  ----------   --------------

  Revolving Promissory Note          18.5        4.8(1)  Revolving
  to BIL                                                 Promissory Note
                                                         matures June 30,
                                                         1995 & thereafter

  HSBC Revolving Credit Agreement (2)10.0       10.0     September 30, 1996

  Accrued, unpaid interest due BIL    1.0        0.2
                                    -----      -----
         TOTAL                      $29.5      $15.0

     (1)Effective September 30, 1993, substantial portions of the debt to BIL were restructured by the Company issuing the following notes:

                                   9/30/93 Balance     12/31/93 Balance
                                      $ millions          $ millions
                                   ---------------     ----------------
      Common Stock Note                  45.0                $ --
      Preferred Stock Note               20.0                  --
      Revolving Promissory Note           6.8                 4.8
                                        -----               -----
             TOTAL                      $71.8                $4.8

     The balance of the Revolving Promissory Note increased to $14.8 million in the fourth quarter of 1993, and $10 million was transferred to the Common Stock Note. The Common Stock Note and the Preferred Stock Note were each converted into Common Stock and Series C Preferred Stock, respectively, as of December 31,
     1993. See Note 6 - Debt Restructuring and Conversion of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

     (2)Excludes approximately $5.1 million and $3.7 million committed with respect to outstanding letters of credit at December 31, 1994 and December 31, 1993, respectively.


     The Company entered into a debt conversion agreement as of September 30, 1993 with BIL whereby $65 million of the indebtedness due BIL was restructured by the issuance of the Common Stock Note and the Preferred Stock Note. The balance of the BIL indebtedness ($6.8 million) which was not converted into the Common Stock Note and the Preferred Stock Note was treated as advances under the the Company's revolving promissory note with BIL. See Note 6 -- Debt Restructuring and Conversion of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K for a discussion of the debt conversion transaction.

      BIL agreed, upon stockholder approval of the debt conversion transaction and related recapitalization proposals, to advance to E&J Inc. an additional $10 million. Such advance by BIL to E&J Inc. resulted in an increase in the principal amount of the Common Stock Note from $45 million to $55 million and a decrease in the balance of BIL's revolving promissory note to $4.8 million effective as of December 31, 1993.

     As part of the debt conversion transaction, BIL agreed to provide to the Company and E&J Inc. a revolving credit facility of up to $12.5 million, as evidenced by BIL's revolving promissory note. As of December 31, 1994, this facility was completely utilized and an additional $6.0 million had been advanced to the Company and E&J Inc. by BIL under such note. BIL has agreed to extend the due date of $12.0 million of such debt to September 30, 1996. Accordingly, $6.5 million is due BIL on June 30, 1995. It is anticipated that proceeds from the sale of the Institutional Business will be used primarily to reduce debt. The Company is currently exploring alternative financing from outside sources as a fallback should additional financing be needed for 1995.

     In July, 1991, the Company obtained a three-year $13 million secured credit line for its Smith & Davis subsidiary which is secured by substantially all of the subsidiary's assets. In February, 1993 this credit line was amended to increase the availability of funding to the Company and reduce the borrowing costs thereunder. At December 31, 1994 Smith & Davis had borrowed $4.1 million under this line. The Company expects to either extend this credit line in 1994 or terminate it upon the sale or other disposition of the Smith & Davis Institutional Business. The Company's Canadian subsidiary has existing credit facilities in the aggregate of $4.7 million, of which $4.2 million was borrowed as of December 31, 1994. During June, 1994 the Company's Mexican subsidiary obtained a credit facility in the aggregate of $1.5 million, on which $0.9 million was borrowed as of December 31, 1994.

     At December 31, 1994 the Company owed $21.4 million to banks and other commercial lenders, $2.7 million under capitalized lease obligations, and $18.5 million to BIL.

     The Company's 1994 and 1993 revenues and operating results were negatively impacted by ongoing price competition, liquidity constraints and the relocation in 1992 of the Company's primary domestic wheelchair manufacturing facility from California to Missouri. The loss of customer confidence stemming from long lead times and shipping delays due to start-up inefficiencies, computer system problems and inventory imbalances in the wheelchair manufacturing operations adversely impacted revenues, operating income and cash flow throughout 1994. Management continues to address the Company's problems with manufacturing and shipment delays. Additionally, the Company has addressed the rationalization of the its production facilities and the increased outsourcing of products and product components, which the Company expects will lower its production costs. Order rates, margins and market share must increase, production and operating costs must be further reduced and customer confidence must continue to be restored if the Company is to generate the cash flow necessary to fund its debt service and operations on a continuing basis and to achieve profitability. Although the Company has programs in place which are designed to address these issues, there is no assurance that such programs will achieve their objectives.

     With respect to its wheelchair and homecare bed products, the Company anticipates severe price and product competition for the foreseeable future.

     Management believes that the Company's domestic and international manufacturing capacity is sufficient to meet anticipated demand for the foreseeable future. Capital expenditures of approximately $1.4 million are projected for 1995 versus actual expenditures of $1.5 million in 1994. The Mexican peso has resulted in lower manufacturing costs for the Company's Mexico subsidiary. Although this operation is immaterial at this time, the Company plans to take advantage in the future of this lower cost source of production for domestic operations.

     No dividends on the Company's Common Stock were paid in either 1994 or 1993. Management does not currently anticipate paying cash dividends on its Common Stock in the foreseeable future. The determination of future cash dividends to be declared and paid on the Common Stock, if any, will depend upon the Company's financial condition, earnings and cash flow from operations, the level of its capital expenditures, its future business prospects and other factors that the Board of Directors deems relevant. The Company is currently prohibited from paying cash dividends on its Common Stock under covenants contained in the debt agreements with its principal lenders.

Net Operating Loss Carryforwards

     The Company and certain subsidiaries file consolidated federal income and combined state tax returns. For federal income tax purposes, as of December 31, 1994, the Company has net operating loss (NOL) carryforwards of approximately $113 million and tax credit carryforwards of approximately $1 million that expire in 1997 through 2009. In accordance with the Internal Revenue Code, when certain changes in company ownership occur, utilization of NOL carryforwards is limited. The Company has determined that there has been a change in ownership due to the various debt and equity transactions consummated with BIL as described in Note 7 -- Debt of the Notes to the Consolidated Financial Statements. As a result, approximately $88.5 million of the Company's NOL carryforwards are subject to an annual limitation of approximately $3 million. If the full amount of that limitation is not used in any year, the amount not used increases the allowable limit in the subsequent year.

     In addition, there are approximately $7 million and $6 million, respectively, of preacquisition NOL carryforwards generated by Smith & Davis and MCT with expiration dates through 2004. Annual utilization of these NOLs is limited to $0.6 million for Smith & Davis and $0.5 million for MCT to reduce that entity's future contribution to consolidated taxable income.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     REPORT OF INDEPENDENT ACCOUNTANTS

To The Board of Directors and Stockholders of Everest & Jennings International Ltd.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' deficit and of cash flows present fairly, in all material respects, the financial position of Everest & Jennings International Ltd. and its subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for the three years ended December 31, 1994, in conformity with generally accepted accounting principles. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion expressed above.

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

     As discussed in Note 13 to the consolidated financial statements, the Company is a defendant in a class action lawsuit alleging federal securities laws violations. The suit had previously been dismissed; however, the matter is currently under appeal with the final resolution pending. The ultimate outcome of the lawsuit cannot presently be determined.


PRICE WATERHOUSE LLP
St. Louis, Missouri
March 17, 1995

                   CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in thousands except per-share data)


                                          Year Ended December 31
                                          ----------------------
                                        1994        1993      1992
                                        ----        ----      ----

Revenues                              $79,438    $94,459   $107,115
Cost of sales                          65,888     83,825     89,816
                                      _______    _______    _______

  Gross profit                         13,550     10,634     17,299
                                      _______    _______    _______

Selling expenses                       12,448     18,777     17,135
General and administrative expenses 6,519 16,441 9,275 Research & development expenses
   (Note 5)                             1,885     10,764      1,167
Restructuring expenses (Note 2)            --     15,104      5,150
                                      _______    _______    _______
  Total operating expenses             20,852     61,086     32,727
                                      _______    _______    _______
  Loss from operations                (7,302)   (50,452)   (15,428)
                                      _______    _______    _______
Other expense:
  Interest expense, BIL (Note 7)        (897)    (2,585)    (2,272)
  Interest expense, other             (1,722)    (2,487)    (2,709)
  Loss on sale of European
    operations (Note 3)                    --         --      (240)
                                      _______    _______    _______
Other expense, net                    (2,619)    (5,072)    (5,221)
                                      _______    _______    _______
  Loss from operations before
    income taxes                      (9,921)   (55,524)   (20,649)

Income tax provisions (benefits)
    (Note 8)                            (162)        173    (1,737)
                                      _______    _______    _______

  Net loss                         $  (9,759)  $(55,697)  $(18,912)

Loss per share                        $(0.14)    $(5.96)    $(2.07)

Weighted average number of
    Common Shares outstanding      72,201,207  9,343,868  9,146,000


           The accompanying Notes are an integral part of these Consolidated Financial Statements

                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)

                                  ASSETS


                                           December 31     December 31
                                               1994            1993
                                           -----------      ----------

CURRENT ASSETS:
  Cash and cash equivalents                 $     513      $   1,872
  Accounts receivable, less allowance
    for doubtful accounts of $2,088
    in 1994 and $1,506 in 1993 (Note 4)        18,894         15,820
  Inventories (Notes 4 and 9)                  20,449         17,691
  Assets held for sale (Notes 1 and 4)         11,289         12,186
  Other current assets                          1,444          1,621
                                               ______         ______

    Total current assets                       52,589         49,190
                                               ______         ______


PROPERTY, PLANT AND EQUIPMENT (Note 4):
  Land                                            237            279
  Buildings and improvements                    4,056          4,138
  Machinery and equipment                      14,636         13,661
                                               ______         ______

                                               18,929         18,078

  Less accumulated depreciation and
    amortization                             (10,994)        (9,573)
                                               ______         ______

    Property, plant and equipment, net          7,935          8,505


INTANGIBLE ASSETS, NET (Note 3)                   710          1,007

OTHER ASSETS                                      335            515
                                               ______         ______

TOTAL ASSETS                                  $61,569        $59,217


           The accompanying Notes are an integral part of these Consolidated Financial Statements

                        CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands except per-share data)

                   LIABILITIES AND STOCKHOLDERS' DEFICIT


                                           December 31     December 31
                                               1994            1993
                                           -----------      ----------

CURRENT LIABILITIES:
  Short-term borrowings and current
    installments of long-term debt of
    $1,984 in 1994 and $1,562 in 1993
    (Note 7)                                  $11,155        $21,683
  Short-term borrowings from BIL (Note 7)       6,503             --
  Accounts payable                             11,958          8,259
  Accrued payroll costs                         7,900          9,775
  Accrued interest, BIL (Note 7)                  960            185
  Accrued expenses                              9,697         10,871
  Accrued restructuring expenses
    (Notes 1 and 2)                             4,476          6,292
                                               ______         ______

    Total current liabilities                  52,649         57,065
                                               ______         ______

LONG-TERM DEBT, NET OF CURRENT PORTION
    (Note 7)                                   12,968          3,811

LONG-TERM BORROWINGS FROM BIL (Note 7)         12,000          4,802

OTHER LONG-TERM LIABILITIES                       133            547

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS' DEFICIT (Notes 6 and 10):
  Series A Convertible Preferred Stock         12,087         11,089
  Series B Convertible Preferred Stock          1,317          1,317
  Series C Convertible Preferred Stock         20,000         20,000
  Single Class Common Stock, par value:
    $.01; authorized 120,000,000 shares           722            722
  Additional paid-in capital                  105,595        105,578
  Accumulated deficit                       (153,228)      (142,449)
  Minimum pension liability adjustment        (1,812)        (2,606)
  Cumulative translation adjustments            (862)          (659)
                                               ______         ______

    Total stockholders' deficit              (16,181)        (7,008)
                                               ______         ______

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT   $61,569        $59,217


           The accompanying Notes are an integral part of these Consolidated Financial Statements

          EVEREST & JENNINGS INTERNATIONAL LTD. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
             FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1994
                          (Dollars in thousands)
                                        Series A               Series B
                                      Convertible             Convertible              Class A                  Class B
                                    Preferred Stock         Preferred Stock          Common Stock             Common Stock
                                    Shares   Amount         Shares    Amount        Shares    Amount        Shares    Amount
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


       The accompanying Notes are an integral part of these Consolidated
Financial Statements

                            EVEREST & JENNINGS INTERNATIONAL LTD. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                              FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1994
                                            (Dollars in thousands)
                                                 (continued)

                                     Additional    Accumu-         Cumulative
                                      Paid-in       lated         Translation
                                      Capital      Deficit        Adjustments      Total

Balance at December 31, 1991          $44,980      $(66,296)         $(229)      $(21,453)

Series A Convertible Preferred
Stock issued upon conversion
of a convertible note payable              --             --             --          9,797

Pay-in-kind dividends on Series A
Convertible Preferred Stock                --          (377)             --             --

Reclassification of value of
Series B Convertible Preferred
Stock as of December 31, 1991         (1,272)             --             --             --

Adjustment to actual number of
shares of Series B Convertible
Preferred Stock issued                     --             --             --             45

Net loss                                   --       (18,912)             --       (18,912)

Translation adjustments                    --             --          (275)          (275)
                                       ------        -------          -----         ------

Balance at December 31, 1992          $43,708      $(85,585)         $(504)      $(30,798)


       The accompanying Notes are an integral part of these Consolidated
Financial Statements

          EVEREST & JENNINGS INTERNATIONAL LTD. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
             FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1994
                          (Dollars in thousands)
                                (continued)


                                     Series A            Series B               Series C
                                   Convertible          Convertible           Convertible           Class A(1)         Class B(1)
                                 Preferred Stock      Preferred Stock       Preferred Stock        Common Stock       Common Stock
                                Shares       Amt      Shares     Amt       Shares        Amt      Shares     Amt     Shares     Amt
Balance at December 31, 1992   6,075,419   $10,174    786,357   $1,317          --     $   --    6,792,852   $68    2,353,427   $24

Common Stock Issued                   --        --         --       --          --         --       53,333    --           --    --

Reclassification of Common
    Stock (1)                         --        --         --       --          --               2,353,427    24  (2,353,427)  (24)

Preferred Stock Issued --
    Debt Conversion                   --        --         --       --  20,000,000     20,000           --    --           --    --

Common Stock Issued --
    Debt Conversion                   --        --         --       --          --         --   55,000,000   550

Stock Issuance Costs --
    Debt Conversion                             --         --       --

Common Stock Issued --
    MCS Acquisition                             --         --       --                           8,000,000    80

Pay-in-kind dividends on Series
   A Convertible Preferred Stock 546,787       915         --       --          --         --           --    --

Net loss                              --        --         --       --          --         --

Adjustment for Pension Liability      --        --         --       --          --         --

Translation adjustments               --        --         --       --          --         --
                               ---------   -------    -------   ------   ---------    -------   ----------   ---         ----   ---

Balance at December 31, 1993   6,622,206   $11,089    786,357   $1,317  20,000,000    $20,000   72,199,612  $722          -0-   -0-

(1) Effective November 18, 1993, Class A Common Stock and Class B Common Stock were combined into a single class Common Stock

The accompanying Notes are an integral part of these Consolidated Financial
                                Statements

                            EVEREST & JENNINGS INTERNATIONAL LTD. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                              FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1994
                                            (Dollars in thousands)
                                                 (continued)

                                                                    Minimum
                                     Additional     Accumu-         Pension        Cumulative
                                      Paid-in        lated         Liability      Translation
                                      Capital       Deficit       Adjustments     Adjustments      Total
Balance at December 31, 1992          $43,708      $(85,585)             --         $(504)        $(30,798)

Common Stock Issued                        --             --             --             --               --

Reclassification of Common Stock (1)       --             --             --             --               --

Preferred Stock Issued --
     Debt Conversion                       --             --             --             --           20,000

Common Stock Issued --
     Debt Conversion                   54,450             --             --             --           55,000

Stock Issuance Costs --
     Debt Conversion                    (500)             --             --             --            (500)

Common Stock Issued --
     MCS Acquisition                    7,920             --             --             --            8,000

Pay-in-kind dividends on Series A
Convertible Preferred Stock                --        (1,167)             --             --            (252)

Net loss                                   --       (55,697)             --             --         (55,697)

Adjustment for Pension Liability           --             --        (2,606)             --          (2,606)

Translation adjustments                    --             --             --          (155)            (155)
                                       ------       --------        -------          -----            -----

Balance at December 31, 1993         $105,578     $(142,449)       $(2,606)         $(659)         $(7,008)

(1) Effective November 18, 1993, Class A Common Stock and Class B Common Stock were combined into a single class Common Stock

          The accompanying Notes are an integral part of these Consolidated
Financial Statements

          EVEREST & JENNINGS INTERNATIONAL LTD. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
             FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1994
                          (Dollars in thousands)
                                (continued)


                                     Series A            Series B               Series C
                                   Convertible          Convertible           Convertible
                                 Preferred Stock      Preferred Stock       Preferred Stock        Common Stock
                                Shares       Amt      Shares     Amt       Shares        Amt      Shares     Amt
Balance at December 31, 1993   6,622,206   $11,089    786,357   $1,317  20,000,000    $20,000   72,199,612  $722

Common Stock Issued for
    Exercised Stock Options           --        --         --       --          --         --       58,200    --

Pay-in-kind dividends on
   Series A Convertible
   Preferred Stock               595,998       998         --       --          --         --           --    --

Net loss                              --        --         --       --          --         --

Adjustment for Pension Liability      --        --         --       --          --         --

Translation adjustments               --        --         --       --          --         --
                               ---------   -------    -------   ------   ---------    -------   ----------   ---

Balance at December 31, 1994   7,218,204   $12,087    786,357   $1,317  20,000,000    $20,000   72,257,812  $722

The accompanying Notes are an integral part of these Consolidated Financial
                                Statements

                            EVEREST & JENNINGS INTERNATIONAL LTD. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                              FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1994
                                            (Dollars in thousands)
                                                 (continued)

                                                                    Minimum
                                     Additional     Accumu-         Pension        Cumulative
                                      Paid-in        lated         Liability      Translation
                                      Capital       Deficit       Adjustments     Adjustments      Total
Balance at December 31, 1993         $105,578     $(142,449)       $(2,606)         $(659)         $(7,008)

Common Stock Issued for
     Exercised Stock Options               17             --             --             --               17

Pay-in-kind dividends on Series A
Convertible Preferred Stock                --        (1,020)             --             --             (22)

Net loss                                   --        (9,759)             --             --          (9,759)

Adjustment for Pension Liability           --             --            794             --              794

Translation adjustments                    --             --             --          (203)            (203)
                                       ------       --------        -------          -----            -----

Balance at December 31, 1994         $105,595     $(153,228)       $(1,812)         $(862)        $(16,181)


          The accompanying Notes are an integral part of these Consolidated
Financial Statements

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)


                                                Year Ended December 31
                                                ----------------------
                                             1994        1993       1992
                                             ----        ----       ----

Cash flows from operating activities:
  Net loss                              $  (9,759)    $(55,697) $(18,912)
  Adjustments to reconcile net loss to
  cash used in operating activities:
     Depreciation and amortization           1,978        2,637     2,736
     Charge for in-process R&D on MCT
      acquisition                               --        9,764        --
  Restructuring expenses (Note 2):
     Reserve on disposition of Smith &
      Davis institutional business              --       13,000        --
     Net increase (decrease) in certain
      accrued expenses                     (2,262)          245   (8,048)
  Loss on sale of certain fixed assets          --           --       356
  Loss on sale of European operations (
    Note 3)                                     --           --       240
  Loss on sale of assets held for sale          --           --       127
  Changes in operating assets and
    liabilities net of effects of
    the 1993 MCT acquisition (Note 5):
     Accounts receivable                   (1,800)      (1,652)     1,245
     Inventories                           (2,329)        2,336     (507)
     Accounts payable                        3,699      (9,268)     (709)
     Accrued interest, BIL                     775        2,409     1,820
     Accrued expenses and income taxes     (2,277)        1,421   (2,623)
     Other, net                              (140)          817     (759)
                                            ______       ______    ______
  Cash used in operating activities       (12,115)     (33,988)  (25,034)
                                            ______       ______    ______
Cash flows from investing activities:
  Capital expenditures                     (1,463)        (955)   (3,364)
  MCT acquisition, net of cash acquired         --      (1,833)        --
  Proceeds from sale of European operations,
    net of expenses and settlement of
    intercompany accounts (Note 3)              --           --     1,544
  Proceeds from sale of assets held for sale    --           --    12,633
  Proceeds from sale of certain fixed assets    --           --        38
                                            ______       ______    ______
  Cash used in investing activities        (1,463)      (2,788)    10,851
                                            ______       ______    ______
Cash flows from financing activities:
  Advances from BIL (Note 7)                13,701       45,795    24,000
  Repayments to BIL (Note 7)                    --           --  (22,082)
  Decrease in short-term
           and long-term borrowings, net   (1,371)      (6,326)    11,479
  Costs pertaining to equity conversion         --        (500)        --
  Issuance of Common Stock                      17           --        --
  Changes in other long-term liabilities        --        (311)      (66)
                                            ______       ______    ______
  Cash provided by financing activities     12,347       38,658    13,331
                                            ______       ______    ______
Effect of exchange rate changes on
    cash flows                               (128)        (155)     (135)
                                            ______       ______    ______
Increase (decrease) in cash balance        (1,359)        1,727     (987)
Cash and cash equivalents at beginning
    of year                                  1,872          145     1,132
                                            ______       ______    ______
Cash and cash equivalents at end of year  $    513      $ 1,872  $    145

Supplemental cash flow information:
  Cash paid for interest                    $1,675       $2,611    $2,128
  Cash paid for income taxes                   142          164        55


           The accompanying Notes are an integral part of these Consolidated Financial Statements

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

     In accordance with SFAS No. 87, the Company recorded an additional minimum pension liability for underfunded plans of $2,606 at December 31, 1993 (Note 11). This amount was adjusted to $1,812 at December 31, 1994.

     During 1993, the Company entered into new capital lease agreements of $2,465 for a new computer and phone system.



           The accompanying Notes are an integral part of these Consolidated Financial Statements

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in thousands except as noted and per-share data)



NOTE 1 -- CORPORATE RESTRUCTURING

     Everest & Jennings International Ltd. ("E&J" or the "Company") through its subsidiaries manufactures wheelchairs and homecare, nursing home and hospital beds and institutional casegoods. Effective in the fourth quarter of 1993, the Company adopted a plan to dispose of Smith & Davis' hospital and nursing home bed and institutional casegoods businesses (the "Institutional Business") and recorded a reserve of $13 million to write down the assets of the Institutional Business to their estimated net realizable values and for the estimated operating losses during the phase out period and the estimated costs of disposition. See Note 2 - Restructuring Expenses and Note 4 - Assets Held for Sale of the Notes to the Consolidated Financial Statements. Pursuant to an Asset Purchase Agreement dated February 15, 1995, the Company has agreed to sell the Institutional Business. Subsequent thereto, the Company will be comprised of two principal products groups: wheelchairs and homecare beds.

     Since 1989 the Company has incurred substantial financial losses in a continuing effort to restructure its operations with the objective of improving its competitive position within the durable medical equipment industry. Restructuring activities to date have included asset sales, significant reductions in headcount, salaries and fringe benefits, plant closures and consolidations, product line rationalization, debt to equity conversion and outsourcing of manufacturing operations. In 1992 the Company relocated its corporate headquarters and principal wheelchair manufacturing operations from California to Missouri. The relocation facilitated the consolidation of corporate offices and other key administrative, sales/marketing, and technical functions with existing Company operations in the St. Louis area. In October, 1993, the Company transferred its data operations from California to Missouri, which represented the final step in the Company's relocation. Additionally, the Company continues to analyze its cost structure and operating efficiencies for potential savings.

     At January 1, 1992, the Company owed Security Pacific National Bank (the "Bank") approximately $22.7 million ("Bank Loan") under a First Amended and Restated Credit Agreement (the "Agreement") dated August 30, 1991. In order to facilitate the relocation process to Missouri, on February 21, 1992, BIL (Far East Holdings) Limited ("BIL"), currently the Company's majority stockholder, acquired all of the Bank's rights ("Bank Interest") in the Agreement. In connection with the acquisition by BIL of the Bank Interest, BIL agreed (a) to permit the Company to consolidate its U.S. manufacturing facilities, corporate headquarters and administrative functions in Missouri, (b) to permit the Company to borrow additional funds and to obtain letters of credit from a lender other than BIL as necessary for consolidation and for working capital, and (c) to release or subordinate its security interests under the Agreement to allow the Company to obtain financing from a third party lender for working capital and to effect and facilitate the consolidation of operations and corporate headquarters in Missouri.

     In anticipation of the Company receiving additional financing from a third party lender, BIL advanced the Company $18 million through October 1, 1992. These funds were used by the Company to finance, in part, the relocation and the restructuring as well as for working capital purposes.

     On September 30, 1992, the Company finalized a $20 million revolving credit facility with The Hongkong and Shanghai Banking Corporation Limited
- Chicago Branch ("HSBC"). The repayment of the HSBC facility has been guaranteed by Brierley Investments Limited, an affiliate of BIL. From the proceeds of the HSBC facility, $11 million was utilized to repay advances (described in the preceding paragraph) made by BIL during the second and third quarters of 1992. The remaining proceeds were used to fund restructuring expenses, to replace existing letters of credit and for working capital purposes.

     Through September 30, 1993, BIL provided the Company with $43.3 of additional funding beyond the amounts available under the HSBC credit line. As of September 30, 1993, the Company and BIL entered into a Debt
Conversion Agreement, which provided, in part, for the conversion of $75,000,000 of short-term indebtedness and accrued interest into equity. See Note 6 -- Debt Restructuring and Conversion. From October 1, 1993 to December 31, 1994, BIL advanced $21.8 million to the Company to fund operating losses and previously accrued restructuring charges. See Note 7 -- Debt for details as to the Company's indebtedness to BIL and other lenders. At December 31, 1994, the total amount of outstanding advances from BIL was $18.5.

     The Company's 1994 and 1993 revenues and operating results were negatively impacted by ongoing price competition, liquidity constraints and the relocation in 1992 of the Company's primary domestic wheelchair manufacturing facility from California to Missouri. The loss of customer confidence stemming from long lead times and shipping delays due to start-up inefficiencies, computer system problems and inventory imbalances in manufacturing operations adversely impacted revenues, operating income and cash flow throughout 1994. Management continues to address the Company's problems with manufacturing and shipment delays. Additionally, the Company has addressed the rationalization of its production facilities and the increased outsourcing of products and product components, which the Company expects will lower its production costs. Order rates, margins and market share must increase, production and operating costs must be further reduced and customer confidence must continue to be restored if the Company is to generate the cash flow necessary to fund its debt service and operations on a continuing basis and to achieve profitability. Although the Company has programs in place which are designed to address these issues, there is no assurance that such programs will achieve their objectives.

     The accompanying consolidated financial statements have been prepared under the going concern concept. The going concern concept anticipates an entity will continue in its present form and, accordingly, uses the historical cost basis to prepare financial statements. The Company has incurred substantial restructuring expenses and recurring operating losses and has a net capital deficiency at December 31, 1994. No assurance can be made that the Company will successfully emerge from or complete its restructuring activities.



NOTE 2 -- RESTRUCTURING EXPENSES

      As disclosed in Note 1, the Company has agreed to sell the Institutional Business. At December 31, 1993 the Company had prepared estimates of the net realizable value of related assets to be sold (see
Note 4 -- Assets Held for Sale) and other costs directly associated with the decision to dispose of such business along with incurred operating losses until the business was sold. No additional provision was required to the amount discussed below which was recorded in 1993 relative to the disposal of the Institutional Business. It is anticipated that proceeds from the sale of the Institutional Business will be used primarily to reduce debt.

     During the fourth quarter of 1993, the Company recorded $15.1 million in connection with the consolidation of manufacturing and distribution facilities in the United States and Canada ($2.1 million) and the sale of the Smith & Davis Institutional Business ($13 million). The charge with respect to the manufacturing and distribution facilities primarily relates to the termination of various facilities leases. The amount recorded for the sale of the Institutional Business is as follows:

          Reduction of assets to estimated
               net realizable values                $10.0 million
          Estimated operating losses during
               phase-out period                       1.3 million
          Disposal costs, including
               transaction costs                      1.7 million
                                                    -------------

                                                    $13.0 million

     The reduction of assets to estimated net realizable value is mainly attributable to intangible assets and property, plant and equipment.

     During 1992 the Company recorded charges of $5.2 million in connection with the restructuring and relocation process. This charge was related and incremental to the $18.5 million recorded in 1991. It reflected higher than originally anticipated costs primarily in the areas of 1) duplication of employees and facilities in both California and Missouri during the relocation process; 2) production inefficiencies in California operations due to the loss of skilled employees after the relocation announcement and the subsequent hiring of temporary employees as replacements; 3) production and startup inefficiencies in the St. Louis facility due to the large number of new and temporary employees hired and trained; 4) interest expense of $0.5 million on incremental borrowings required to finance the relocation and related inventory buildup; and 5) provision for potential scrap and physical inventory losses related to the relocation. A portion of the original restructuring reserve not utilized for other purposes was also allocated to provide for the termination of the contracts between the Company and certain independent manufacturer's representative organizations.



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

CASH AND CASH EQUIVALENTS: The Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents and, therefore, includes such investments as cash and cash equivalents in its consolidated financial statements.

VALUATION  OF  INVENTORIES:  Inventories are stated at the lower  of  cost,
determined by the first-in, first-out (FIFO) method, or market.   Inventory
costs consist of material cost, labor cost and manufacturing overhead.

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are carried at cost except for certain assets held for sale which have been written down in value in anticipation of being sold (see Note 2 -- Restructuring Expenses). Provisions for depreciation and amortization are determined using the straight-line method based upon the estimated useful life of the asset, with asset lives ranging from one to twenty years. Leasehold improvements are amortized over the life of the related lease.

INVESTMENT IN JOINT VENTURE: On August 15, 1990, the Company entered into a joint venture agreement with an Indonesian company. The Company contributed fixed assets valued at $300 to the joint venture in exchange for 30% of the joint venture's outstanding common stock. Due to continued losses experienced by the joint venture, the Company wrote off this investment in 1993.

EXCESS OF INVESTMENT OVER NET ASSETS ACQUIRED: Intangible assets, net, includes primarily the excess of cost over net assets acquired (goodwill) of Medical Composite Technology, Inc. of $900, which is being amortized using the straight-line method over a period of three years. Goodwill related to the 1990 acquisition of Smith & Davis Manufacturing Company, which was being amortized over 30 years, was written off at December 31, 1993 due to the decision to dispose of the Institutional Business.

INCOME TAXES: As of January 1, 1993, the Company adopted SFAS 109, "Accounting for Income Taxes". SFAS 109 utilizes an asset and liability approach in accounting for income taxes and requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. Since it is unlikely that the Company will realize the future tax benefits of the deferred tax asset due to its substantial net operating losses, a valuation allowance has been established for the full amount and thus the adoption of SFAS 109 had no material impact on the consolidated financial statements of the Company.

LOSS PER SHARE: Loss per share for each of the years in the three-year period ended December 31, 1994 is calculated based on the weighted average number of the combined shares of both Class A and Class B Common Stock outstanding during the periods, and the weighted average number of shares of single class Common Stock outstanding after November 18, 1993.

CONCENTRATION OF CREDIT RISK: The Company sells its products to customers in the healthcare industry, primarily in North America. Third party reimbursement through private or governmental insurance programs impacts a significant component of the Company's business. Concentration of credit risk with respect to trade receivables is limited due to the size of the customer base and its dispersion. The Company performs on-going credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

                                            Year Ended December 31,
                                            -----------------------
                                        1994          1993         1992
                                        ----          ----         ----

   Net sales, durable medical products:

        Wheelchairs                  $  63,819     $  61,750    $  65,420
        Beds and Accessories             9,098        29,266       36,125
        Other                            6,521         3,443        5,570
                                       _______       _______      _______
                                     $  79,438     $  94,459     $107,115


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

SALE OF EUROPEAN OPERATION: In 1991, the Company sold its wholly owned German subsidiary, Ortopedia GmbH, for approximately $19.6 million recording a $6.6 million gain while retaining a 15% interest in Ortopedia Holding GmbH, the new parent of Ortopedia GmbH. In 1992 the Company sold its remaining 15% interest in Ortopedia Holding GmbH for $1.5 million, at a loss of $240.

RECLASSIFICATION: Certain reclassifications including the reclassification of shipping and distribution costs from operating expenses to cost of sales have been made to prior period consolidated financial statements to conform with current period presentation. The reclassifications have no effect on loss from operations and net loss as previously reported.


NOTE 4 -- ASSETS HELD FOR SALE


     As more fully described in Notes 1 and 2, the Company has agreed to sell the Institutional Business. Assets held for sale consist of the following at December 31, 1994 and 1993, stated at estimated net realizable values:

                                              December 31,   December 31,
                                                  1994           1993
                                              ------------   ------------
               Institutional Business:
                 Accounts receivable           $  4,099       $  4,999
                 Inventories                      4,298          4,401
                 Land and buildings               1,350          1,490
                 Machinery & equipment            1,200          1,100
                 Other assets                       342            196
                                                 ______         ______

               Total assets held for sale       $11,289        $12,186


     Revenues of the Institutional Business and related costs were included in the consolidated results of the Company in years prior to 1994. The 1993 restructuring provision included an estimate of losses to be incurred during the phase-out period. As a result, the results of operations for 1994 were aggregated and charged to accrued restructuring expenses in the consolidated balance sheets. Revenues and net loss from operations (unaudited) for the Institutional Business for the years ended December 31, 1994 and 1993 were as follows:

                                                 1994           1993
                                                 ----           ----
               Revenues                         $21,220        $17,335
               Net loss                        $(1,400)      $(17,310)



NOTE 5 -- ACQUISITION

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

     The Acquisition was accounted for as a purchase. Of the $10.6 million purchase price, $9.7 million of the purchase price is attributable to in-process research and development which was expensed in the fourth quarter of 1993. The balance of the purchase price over the fair value of assets acquired, $0.9 million, was allocated to goodwill and is being amortized over a period of three years.

     For purposes of consolidated financial statement presentation, the Acquisition has been accounted for as if it was completed on December 31, 1993. Accordingly, the Company's consolidated balance sheet as of December 31, 1994 and 1993 include the assets and liabilities of MCT. MCT's results of operations are included in the consolidated financial statements from the date of acquisition.

    Pro forma combined results of operations (unaudited) of the Company and MCT for the year ended December 31, 1993 are presented below. Pro forma results of operations are not necessarily indicative of the results of operations if the companies had constituted a single entity during the period combined (dollars in millions except per share data).

           Net sales                                    $ 95.4
           Net loss from continuing operations           (60.1)
           Net loss per share (17,343,868 shares)         (3.47)



NOTE 6 -- DEBT RESTRUCTURING AND CONVERSION

     As of September 30, 1993, the Company, Everest & Jennings, Inc. ("E&J Inc."), Jennings Investment Co. and BIL entered into a Debt Conversion Agreement to provide for the conversion (the "Debt Conversion Transaction") of approximately $75 million in principal and accrued, unpaid interest (the "Converted BIL Debt"), owed by the Company and E&J Inc. to BIL pursuant to the Agreement (as defined in Note 7), the Amended 10.5% Note (as defined in
Note 7), and the Interim Loans (as defined in Note 7). Pursuant to the Debt Conversion Transaction, (a) the Company and E&J Inc. issued to BIL a Convertible Promissory Note -- Common Stock (the "Common Stock Note") in the initial principal amount of $45 million and a Convertible Promissory Note -- Preferred Stock (the "Preferred Stock Note") in the original principal amount of $20 million; (b) BIL lent to E&J Inc. $5.7 million to allow E&J Inc. to repay the outstanding balance of cash advances owed by E&J Inc. to HSBC under the terms of a Revolving Credit Agreement dated as of September 30, 1992, as amended (the "Revolving Credit Agreement"), between E&J Inc. and HSBC; (c) Brierley Investments Limited, an affiliate of BIL, agreed to guarantee a letter of credit facility ("Letter of Credit Facility") between E&J Inc. and HSBC (or an alternative commercial lending institution) in an amount not exceeding $6 million through and including June 30, 1995; (d) BIL, as guarantor of the obligations of E&J Inc. under the Revolving Credit Agreement, agreed to an amendment of the Revolving Credit Agreement whereby cash advances of up to $10 million were made available by HSBC for E&J Inc.'s working capital needs; (e) the Company and E&J Inc. agreed to indemnify (the "Indemnification Obligation") BIL from and against any and all losses arising out of BIL's guarantee of the Letter of Credit Facility and the Revolving Credit Agreement; (f) BIL agreed to lend to the Company and E&J Inc. up to $12.5 million pursuant to the terms of an 8% revolving credit facility (the "Revolving Promissory Note"); (g) BIL and the Company and E&J Inc. entered into a Security Agreement pursuant to which the Company and E&J Inc. granted a security interest in all of their assets to BIL to secure on a pari passu basis the obligations of the Company and E&J Inc. to BIL under the Common Stock Note, the Preferred Stock Note, the Revolving Promissory Note and the Indemnification Obligation; and (h) the Company and BIL entered into a Registration Rights Agreement pursuant to which the Company granted to BIL registration rights with respect to shares of Common Stock held as of the date of the Registration Rights Agreement and shares of Common Stock obtained by BIL as a result of the conversion of the Common Stock Note and Series C Preferred Stock issuable upon conversion of the Promissory Stock Note. E&J Inc. used $10 million under the Revolving Credit Agreement to repay a $10 million loan from Mercantile Bank on October 8, 1993. This loan had been collateralized by a $10 million letter of credit issued by HSBC under the Revolving Credit Agreement. Due to such loan repayment, E&J Inc. had no further cash availability under the Revolving Credit Agreement.

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

     The Common Stock Note was scheduled to mature on March 31, 1994, bear interest at the rate of 8% per annum from and after March 31, 1994, and was secured by a lien on and security interest in all assets of the Company and E&J Inc. on a pari passu basis with the repayment and other obligations of the Company and E&J Inc. under the Preferred Stock Note, the Revolving Promissory Note and the Indemnification Obligation. Both the Common Stock Note and the Preferred Stock Note were subordinated to all debt borrowed by the Company or E&J Inc. from, or the payment of which had been guaranteed by the Company or E&J Inc. to, HSBC, the Pension Benefit Guaranty Corporation, Congress Financial Corporation and any other financial institution constituting a principal lender to the Company and/or E&J Inc.

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

     The Common Stock Note was convertible into that number of shares of Common stock equal to the outstanding principal balance of that Note at conversion divided by a stated conversion price ($1.00 per share, subject to antidilution adjustment). The Preferred Stock Note was convertible into a number of shares of Series C Preferred Stock (the "Series C Preferred Stock") equal to the outstanding principal balance of that 7% Note at conversion divided by a stated conversion price ($1.00 per share, subject to antidilution adjustment). The Series C Preferred Stock is convertible into shares of Common stock on a one-for-one basis. The Common Stock Note and the Preferred Stock Note automatically converted in full upon satisfaction of all of the following conditions: (a) ratification of the Debt Conversion Transaction by the stockholders of the Company; (b) approval and adoption of the Recapitalization Proposals by the stockholders of the Company; (c) the filing and effectiveness of an amendment to the Company's Certificate of Incorporation to effect the Recapitalization Proposals; (d) adoption by the Board of Directors of resolutions to designate the Series C Preferred Stock and the filing and effectiveness of a Certificate of Designations of the Series C Preferred Stock; (e) reservation of a sufficient number of shares of Series C Preferred Stock for issuance on conversion of the Preferred Stock Note; (f) reservation of a sufficient number of Common shares for issuance on conversion of the Common Stock Note and the Series C Preferred Stock issued on conversion of the Preferred Stock Note; and (g) approval for listing on the American Stock Exchange of the Common shares issuable on conversion of the Common Stock Note and the Series C Preferred Stock issued on conversion of the Preferred Stock Note. BIL waived condition (g), and, accordingly, the Common Stock Note converted into 55 million shares of Common stock and the Preferred Stock Note converted into 20 million shares of Series C Convertible Preferred Stock on January 12, 1994.

     The effects of the conversions of both the Common Stock Note and the Preferred Stock Note have been reflected in the consolidated financial statements as of December 31, 1994 and 1993. No gain or loss was recognized as a result of the Debt Conversion Transaction.



NOTE 7 -- DEBT

The Company's debt as of December 31, 1994 and 1993 is as follows:

                                                      1994          1993
                                                      ----          ----

  Revolving Promissory Note to BIL                   $ 6,503      $ 4,802
  Loans payable to HSBC                               10,000       10,000
  Other domestic debt                                  8,913       10,844
  Foreign debt                                         5,210        4,650
  Long-term loan payable to BIL                       12,000           --
                                                     -------      -------

      Total debt                                      42,626       30,296

  Less short-term debt and current
     installments of long-term debt                   17,658       21,683
                                                     -------      -------

      Long-term debt, net of current
      installments, including
      Revolving Promissory Note to BIL               $24,968      $ 8,613


    Aggregate long-term debt maturities during each of the next five fiscal years is as follows:

                          1995             $17,658
                          1996              23,028
                          1997               1,134
                          1998                 706
                          1999                 100
                                           -------
                                           $42,626


     The weighted average interest rate at December 31, 1994 on outstanding
short-term  borrowings  of $15,058 was approximately  8%.   The  short-term
borrowings at December 31, 1994 are as follows:

            Revolving Promissory Note to BIL         $ 6,503
            Congress Financial Corporation             4,072
            Foreign Debt                               4,407
            Other Short-term Debt                         76


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

     As of September 30, 1993, the Company entered into the Debt Conversion Agreement with BIL whereby $75 million of the indebtedness represented by the Bank Loan, the Amended 10.5% Note and the Interim Loans (collectively, the "Converted BIL Debt") was restructured by the issuance of the Common Stock Note and the Preferred Stock Note (see Note 6). The balance of the indebtedness owed BIL ($6.8 million) which was not converted into the Common Stock Note and the Preferred Stock Note was treated as advances under the Revolving Promissory Note.

    During the fourth quarter of 1993, the Company additionally borrowed $8 million under the Revolving Promissory Note, bringing the total borrowings under such Note to $14.8 million. Of these borrowings, $10 million was transferred from the Revolving Promissory Note to the Common Stock Note, thus leaving the Revolving Promissory Note with a balance of $4.8 million at December 31, 1993.

     During 1992 and the first nine months of 1993, the Company accrued interest in the amount of $1.3 million and $0.8 million, respectively, on the Bank Loan in anticipation of not being able to reduce the balance of the Bank Loan below $13 million by the original and extended due dates. Additionally, $0.4 million was accrued on the Amended 10.5% Note through September 30, 1993, and $2.0 million was accrued on the Interim Loans, for total accrued interest due BIL as of September 30, 1993 of $4.5 million. The accrued interest due to BIL was included in the Debt Conversion Transaction as described in Note 6.

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

     In September, 1993, the outstanding HSBC loan balance of $5.7 million was repaid utilizing a cash advance provided by BIL under the Revolving Promissory Note. Furthermore, as of September 30, 1993, HSBC and E&J Inc. agreed to amend the Revolving Credit Agreement and extend its term for approximately one year. The HSBC facility, as amended, provides up to $6 million for letter of credit availability and, additionally, cash advances of up to $10 million to E&J Inc. On October 8, 1993, E&J Inc. Fully utilized the $10 million in cash advance under the Revolving Credit Agreement to repay the $10 million loan from Mercantile Bank, resulting in no further cash availability under the Revolving Credit Agreement. As of September 30, 1994, the term of the HSBC facility was extended for two years.

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

     As part of the Debt Conversion Transaction, BIL agreed to provide to the Company and E&J Inc. a revolving credit facility of up to $12.5 million, as evidenced by the Revolving Promissory Note. At December 31, 1994, this facility was completely utilized. Additionally, BIL had advanced the Company an additional $6.0 million under the Revolving Promissory Note, bringing the total outstanding advances from BIL to the Company at December 31, 1994 to $18.5 million. The Revolving Promissory Note and other advances mature on June 30, 1995, except for $12.0 million of these advances which matures on September 30, 1996, bear interest at the rate of 8% per annum, and are secured by a lien on and security interest in all assets of the Company and E&J Inc. on a pari passu basis with the repayment and other obligations of the Company and E&J Inc. under the Common Stock Note, the Preferred Stock Note and the Indemnification Obligation. The Revolving Promissory Note is subordinated to all debt borrowed by the Company or E&J Inc. from, or the payment of which has been guaranteed by the Company or E&J Inc. to, HSBC, the Pension Benefit Guaranty Corporation, Congress Financial Corporation and any other financial institution constituting a principal lender to the Company and/or E&J Inc. As of December 31, 1994, $1.0 million was the outstanding accrued, unpaid interest balance due BIL under the Revolving Promissory Note.

     In July, 1991, the Company obtained a three-year secured credit facility in the amount of up to $13 million at an interest rate of prime plus 3% for its Smith & Davis subsidiary. The facility is secured by substantially all of the assets of Smith & Davis. In February, 1993 this credit line was amended to increase the availability of funding to the Company, reduce the borrowing cost to prime plus 2% and extend the term to December 31, 1995. At December 31, 1994, the Company had borrowed $4.1 million under this line. Additionally, Smith & Davis had other borrowings primarily consisting of amounts owed under certain industrial revenue bonds totaling $0.9 million at December 31, 1994, with interest rates ranging from 8% to prime plus 3%. These amounts are due at various semi-annual intervals through 1996. It is anticipated proceeds from the sale of the Institutional Business will be used primarily to reduce debt.

     During May, 1992, the Company's Canadian subsidiary renewed existing credit facilities in the aggregate of $4.7 million, on which $4.2 million was borrowed as of December 31, 1994 at interest rates ranging from prime plus 1/2% to prime plus 3/4%. The loans are secured by the assets of the Canadian subsidiary. The Canadian subsidiary was in technical default of certain of its debt covenants at December 31, 1994. Accordingly, this debt is classified in current installments of long-term debt.

     During June, 1994 the Company's Mexican subsidiary obtained a credit facility in the aggregate of $1.5 million, on which $0.9 million was borrowed as of December 31, 1994 at interest rates approximating 13%. The loans are secured by the assets of the Mexican subsidiary.

     At December 31, 1994, the Company was contingently liable under existing letters of credit in the aggregate amount of approximately $5.1 million.

     Accordingly, at December 31, 1994 the Company owed $21.4 million to banks and other commercial lenders, $2.7 million under capitalized lease obligations, and $18.5 million to BIL.



NOTE 8 -- INCOME TAXES

The components of income tax provision (benefit) from operations for each of the years in the three year period ended December 31, 1994 are as follows:

                                    1994            1993           1992
                                    ----            ----           ----
         Current:
               Federal             $  --            $ --        $    --
               Foreign                97             197            107
               State                  --              --        (1,786)
         Deferred:
               Federal                --              --             --
               Foreign             (259)            (24)           (58)
               State                  --              --             --
                                   -----           -----          -----

                                  $(162)            $173       $(1,737)


A reconciliation of the provision (benefit) for taxes on loss from operations and the amount computed using the statutory federal income tax rate of 34% for each of the years in the three year period ended December 31, 1994 is as follows:

                                        1994          1993         1992
                                        ----          ----         ----

    Computed "expected" tax
      (benefit)                     $(3,373)     $(18,878)     $(7,021)

    Increases (reductions) due to:

       State taxes, net of
         federal benefit                  --            --      (1,786)
       Foreign subsidiaries
         with different tax rates         52           319         (60)
       Domestic losses with no
         tax benefit                   3,159        18,732        7,130
                                       -----        ------        -----

                                      $(162)          $173     $(1,737)



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

     The Company and certain subsidiaries file consolidated federal income and combined state tax returns. For federal income tax purposes, as of December 31, 1994, the Company has net operating loss (NOL) carryforwards of approximately $113 million and tax credit carryforwards of approximately $1 million that expire in 1997 through 2009. In accordance with the Internal Revenue Code, when certain changes in company ownership occur, utilization of NOL carryforwards is limited. The Company has determined that there has been a change in ownership due to the various debt and equity transactions consummated with BIL as described in Note 7 -- Debt. As a result, approximately $88.5 million of the Company's NOL carryforwards are subject to an annual limitation of approximately $3 million. If the full amount of that limitation is not used in any year, the amount not used increases the allowable limit in the subsequent year.

     In addition, there are approximately $7 million and $6 million, respectively, of preacquisition NOL carryforwards generated by Smith & Davis and MCT with expiration dates through 2004. Annual utilization of these NOLs is limited to $0.6 million for Smith & Davis and $0.5 million for MCT to reduce that entity's future contribution to consolidated taxable income.

    The Company's foreign source income is not material.



NOTE 9 -- INVENTORIES

Inventories at December 31, 1994 and 1993 consist of the following:

                                 1994              1993
                                 ----              ----

      Raw materials            $10,249          $  8,374
      Work-in-process            5,585             4,365
      Finished goods             4,615             4,952
                               -------           -------
                               $20,449           $17,691



NOTE 10 -- COMMON AND PREFERRED STOCK

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

     At the March 17, 1992 meeting, the stockholders also approved a resolution to authorize a new class of preferred stock. Thereafter, approximately 5.9 million shares of 9% Series A Convertible Preferred Stock were issued for conversion of BIL debt and accrued interest as discussed in
Note 7. Such preferred shares are redeemable into common stock on a one-for-one basis at the Company's option until the second anniversary of conversion of the debt, and thereafter at the holder's option until the seventh anniversary of conversion of the debt except for any in-kind dividends which would be redeemable at 150% of the market price at the time of conversion. The preferred shares are also redeemable for cash at the Company's option at a price of $1.67458437 per share until the second anniversary of conversion of the debt and thereafter the seventh anniversary of conversion to cash at a price of $1.67458437 per share except for in-kind dividends which would be redeemable at an amount equal to 150% of market price of the common stock as of the redemption date. Upon notice of redemption, the holder(s) of the preferred shares can convert such shares into shares of common stock on a one-for-one basis. Also as discussed in Note 7, a second series of preferred stock (Series B, consisting of 786,000 shares) was issued to BIL, which is redeemable at the Company's option into Common Stock on a one-for-one basis (except for any unpaid interest owed) at any time prior to the seventh anniversary of the issuance date of said preferred shares.

    Resolutions approved by the stockholders on March 17, 1992, resulted in an increase in the total shares outstanding, on a fully diluted basis, to
15.7 million and increased the percentage ownership of the Company by BIL and its affiliates from approximately 31% at December 31, 1991 to approximately 60% at December 31, 1992.

     On December 31, 1993, the Company's stockholders approved the Debt Conversion Transaction (see Note 6), which resulted in the issuance of 55 million shares of Common Stock and 20 million shares of 7% Series C Convertible Preferred Stock upon conversion of the Common Stock Note and the Preferred Stock Note, respectively. The Debt Conversion Transaction resulted in an increase in the total shares outstanding, on a fully diluted basis, to 99.6 million (including shares issued for the MCT acquisition), and increased the percentage ownership of the Company by BIL and its affiliates from approximately 60% at December 31, 1992 to approximately 85% at December 31, 1993.

     As of December 31, 1993, the Company issued 8 million shares of Common Stock to the stockholders of MCT (see Note 5).

     The Company has three employee stock option plans that provide for the grant to eligible employees of stock options to purchase shares of Common Stock. The Everest & Jennings International Ltd. 1981 Employees Stock
Option Plan expired in 1991. Options are exercisable over a ten-year period. Stock options were granted at prices which represent the fair market value of the Common Stock on the date of grant. The changes in this stock option plan in each of the years in the three year period ended December 31, 1994 are summarized as follows:



                                             Year Ended December 31
                                             ----------------------
                                         1994         1993        1992
                                         ----         ----        ----

    Outstanding, beginning of year      102,450      234,371    398,910
    Granted                                  --           --         --
    Exercised                                --           --         --
    Cancelled                          (46,000)    (131,921)  (164,539)
                                        -------      -------    -------

    Outstanding, end of year             56,450      102,450    234,371

    Exercisable, end of year             56,450      102,450    221,045


     Options outstanding as of December 31, 1994 were granted at prices ranging from $1.88 to $12.75 per share. As of December 31, 1994, 56,450 shares were exercisable in the price range of $1.88 to $12.75 per share.

     The Company also has an Omnibus Incentive Plan, which was adopted by the Board of Directors during 1990. Options are exercisable on a ten-year period, and were granted at prices which represent the fair market value of the Common Stock on the date of grant. The changes in the Omnibus Incentive Plan in each of the years in the three year period ended December 31, 1994 are summarized as follows:


                                             Year Ended December 31
                                             ----------------------
                                         1994         1993        1992
                                         ----         ----        ----

    Outstanding, beginning of year      549,058      725,000    606,000
    Granted                                  --      219,000    227,000
    Exercised                                --           --         --
    Cancelled                         (329,366)    (394,942)  (108,000)
                                        -------      -------    -------

    Outstanding, end of year            219,692      549,058    725,000

    Exercisable, end of year            200,906      307,944    259,219


     At December 31, 1994, 800,000 shares have been reserved for issuance pursuant to this plan, and 219,692 options were outstanding which were granted at prices ranging from $1.25 to $2.38.

     Effective April 25, 1994, the Company adopted the 1994 Everest & Jennings Stock Option Plan (the "1994 Plan"), providing for the granting of nonqualified stock options to purchase up to 4,412,000 shares of the Company's Common Stock to selected full time employees of the Company. Under the 1994 Plan, options become exercisable in 50% increments when the Company achieves certain performance goals and are automatically exercisable five years after the grant date, assuming continuous employment with the Company. Option activity in the 1994 Plan is as follows:

                                     Year Ended December 31, 1994
                                     ----------------------------
          Granted                             3,682,000
          Exercised                                  --
          Cancelled                           (530,000)
                                              ---------
          Outstanding, end of year            3,152,000


     Options outstanding as of December 31, 1994 were granted at $0.85, which approximates the fair market value of the Company's common stock at the date of grant. No options were exercisable at December 31, 1994 pursuant to this Plan. At December 31, 1994 1,260,500 shares were available for the granting of additional options.

     As part of the MCT acquisition, the Company assumed 107,614 unvested stock options at exercise prices ranging from $0.06 to $0.28. These options are for the acquisition of the Company's Common Stock. During 1994, 58,200 of the options were exercised.

NOTE 11 -- EMPLOYEE BENEFIT PLANS

     The Company has a non-contributory defined benefit pension plan covering substantially all employees of its primary domestic subsidiary, Everest & Jennings, Inc. and two non-contributory defined benefit pension plans for the non-bargaining unit salaried employees ("Salaried Plan") and employees subject to collective bargaining agreements ("Hourly Plan") at its Smith & Davis subsidiary. The total pension expense (income) under these plans was $(15), $40 and $233 for 1994, 1993 and 1992, respectively.

     The following table sets forth the status of these plans and the amounts recognized in the Company's consolidated financial statements:

                                       1994          1993         1992
                                       ----          ----         ----

Actuarial present value of benefit
     obligations:

   Vested benefit obligation         $15,612        $17,695      $15,813

   Accumulated benefit obligation    $15,621        $17,816      $15,978

Projected benefit obligation for
     services rendered to date       $15,621        $17,816      $16,285

Plan assets at fair value,
     primarily listed stocks,
     bonds and investment funds       12,100         12,763       12,926
                                      ------         ------       ------

Projected benefit obligation
  in excess of plan assets           (3,521)        (5,053)      (3,359)

Unrecognized transition amount          (98)           (85)        (134)

Unrecognized loss from change in
discount rate                          1,960          3,043           --

Unrecognized net gain/(loss) from
     past experience different from
     that assumed                         --             --          410
                                      ------         ------       ------

Pension liability included in
     Accrued payroll costs          $(1,659)       $(2,095)     $(3,083)

The pension cost relating to these plans is comprised of the following:

  Pension expense:
   Service cost -- benefits earned
     during period                       $--            $--         $135

   Interest cost on projected
     benefit obligation                1,263          1,295        1,330

   Actual return on plan assets        (378)          (872)        (771)

   Net amortization and deferral       (900)          (223)        (461)

   Curtailment gain                       --          (160)           --
                                      ------         ------       ------

     Net periodic pension cost         $(15)            $40         $233




    Effective May 1, 1991, the Company froze the accruing of benefits under the Everest & Jennings, Inc. Pension Plan. Due to a reduction in its weighted-average discount rate, and in accordance with the provisions of SFAS No. 87, "Employees' Accounting for Pensions", an additional minimum funding liability, representing the excess of accumulated plan benefits over plan assets and accrued pension costs of $2,606 was recorded for the Everest & Jennings, Inc. Pension Plan as an increase in stockholders' deficit for the year ended December 31, 1993. As of December 31, 1994, stockholders' deficit was credited for $794 to reduce the minimum liability to $1,812.

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

     The following assumptions were used to determine the projected benefit obligations and plan assets:


                         Everest & Jennings, Inc.       Smith & Davis
                                   Plan                     Plans
                           --------------------    ---------------------
                            1994   1993   1992     1994   1993      1992
                            ----   ----   ----     ----   ----      ----

Weighted-average discount
   rate                     8.5%   7.5%   8.5%     8.5%   7.5%   8.5% -9.0%

Expected long-term rate of
   return on assets         9.0%   9.0%   9.0%     9.0%   8.5%     10.0%

Long-term rate for
   compensation increases    --     --    5.0%      --     --       6.0%


     In 1994 and 1993, no long term rates for compensation increases were assumed for the deferred benefit plans, as all participants are inactive and the plans are frozen.

     The Company also sponsored a 401(k) Savings and Investment Plan (the "401(k) plan") covering all full-time non-union employees of Everest & Jennings, Inc. The 401(k) plan was extended as of January 1, 1993 to include participants in the Smith & Davis Salaried Plan. Contributions made by the Company to the 401(k) plan are based on a specified percentage of employee contributions up to 6% of base salary. As of March 1, 1994, the Company suspended its contribution to the 401(k) Plan for all non-bargaining unit employees. Employees may contribute between 1% and 15% of base salary. Expense recorded for the 401(k) plan totaled approximately $35 in 1994, $134 in 1993 and $99 in 1992.



NOTE 12 -- LEASE COMMITMENTS

     The Company is a party to a number of noncancelable lease agreements involving buildings and equipment. The leases extend for varying periods up to eight years and generally provide for the payment of taxes, insurance and maintenance by the lessee. Certain of these leases have purchase options at varying rates.

    The Company's property held under capital leases, included in Property, plant and equipment, at December 31, 1994 and 1993 consists of the following:

                                            December 31      December 31
                                                1994             1993
                                            -----------      -----------

     Machinery and equipment                   $2,784           $2,621
     Less accumulated amortization            (1,168)            (502)
                                               ------           ------
                                               $1,616           $2,119



     Minimum future lease obligations on long-term noncancelable leases in effect at December 31, 1994 are as follows:

                                              Capital         Operating
                                              -------         ---------

     1995                                      $  786           $1,530
     1996                                         970              786
     1997                                         933              702
     1998                                         469              572
     1999                                          --              572
     Thereafter                                    --            1,498
                                                -----            -----
     Net minimum lease payments                 3,158           $5,660

     Less amount representing interest          (488)
                                                -----
     Present value of minimum
          lease payments                        2,670
     Less current portion                       (616)
                                                -----
                                               $2,054


     Rental expense for operating leases amounted to approximately $2,122, $1,913 and $2,416 in 1994, 1993 and 1992, respectively.

     Certain of the operating lease obligations relate to facilities which have been or will be vacated in conjunction with the Company's consolidation of its manufacturing and distribution operations as discussed in Note 2.



NOTE 13 -- CONTINGENT LIABILITIES

     In July, 1990, a class action suit was filed in the United States District Court for the Central District of California by a stockholder of the Company against the Company and certain of its present and former directors and officers. The suit seeks unspecified damages for alleged non-disclosure and misrepresentation concerning the Company in violation of federal securities laws. The Company twice moved to dismiss the complaint on various grounds. After the first such motion was granted, plaintiff filed a first amended complaint, which subsequently was dismissed by order filed on September 20, 1991. Plaintiff then notified the court that it did not intend to further amend the complaint, and an order dismissing the complaint was entered in November 1991. Plaintiff filed a notice of appeal
to  the  Court of Appeals for the Ninth Circuit on December 23, 1991.   The
case was briefed and oral argument heard in June, 1993. On January 18, 1994, the Ninth Circuit ordered that the plaintiff's submission be vacated pending the outcome of a petition for rehearing in another case that addresses a similar procedural issue that was argued on appeal in that case. The Ninth Circuit issued its decision in that other case on December
9,  1994.   By an order dated January 17, 1995, the Ninth Circuit  directed
Plaintiff and the Company to address the effect of the decision in the other case on this case. The parties did so by supplemental letter briefs in February 1995. The Company is now awaiting a decision from the Ninth
Circuit   The  Company continues to believe the case is without  merit  and
intends  to  contest  the  asserted complaints  vigorously.   The  ultimate
liability, if any, cannot be determined at this time.

     In December, 1992 ICF Kaiser Engineers, Inc. ("ICF Kaiser") filed a Demand for Arbitration (the "Demand") against the Company before the American Arbitration Association in Los Angeles, California. ICF Kaiser in its demand claims breach of contract between the parties for consulting and clean up work by ICF Kaiser at E&J's former facilities located at 3233 East Mission Oaks Boulevard, Camarillo, California. The Arbitration Demand was in the sum of $1.1 million. In January, 1993 an answer and counter-claim were filed on behalf of the Company. The answer denied breach of the contract and disputed the monetary claim asserted in the Demand. In the counterclaim, the Company asserted that ICF Kaiser breached the contract, above referenced, by inter alia failing to perform the services required under the Agreement in a reasonably cost effective manner and in accordance with the terms and conditions of the Agreement. In February, 1993 E&J made a payment without prejudice to ICF Kaiser in the sum of approximately $0.6 million. This payment, together with prior payments, brought the total paid to date by the Company to ICF Kaiser to approximately $0.7 million. During June 1994 the Arbitrator ruled in favor of ICF Kaiser against the Company in the amount of $1.3 million. This case was settled during the fourth quarter of 1994 by payment to ICF Kaiser of $1.0 million, and such payment was charged against existing Company reserves.

     Die Cast Products, Inc. ("Die Cast Products"), a former subsidiary of the Company, has been named as a defendant in a lawsuit filed by the State of California pursuant to the Comprehensive Environmental Response, Compensation and Liability Act 42 U.S.C. paragraphs 9601 et sec. The Company was originally notified of this action on December 10, 1992. The lawsuit seeks to recover response and remediation costs in connection with the release or threatened release of hazardous substances at 5619-21 Randolph Street, in the City of Commerce, California ("Randolph Street Site"). It is alleged that the Randolph Street Site was used for the treatment, storage and disposal of hazardous substances. The Company anticipates being named as a defendant as a result of its former ownership of Die Cast Products, which allegedly disposed of hazardous waste materials at the Randolph Street Site. Investigation with respect to potential liability of the Company is in the early stages. Issues to be addressed include whether the Company has any responsibility for the alleged hazardous waste disposals of its former subsidiary, whether the subsidiary actually sent hazardous waste materials to the Randolph Street Site; the nature, extent and costs of the ultimate cleanup required by the State of California; the share of that cleanup which may ultimately be allocated to the Company's former subsidiary and/or the Company; and the extent to which insurance coverage may be available for any costs which may eventually be assigned to the Company. Remedial investigations performed on behalf of the State of California at the Randolph Street Site have disclosed soil and groundwater contamination. The Company has recorded a reserve of $1.0 million for this matter, which is included in the consolidated statements of operations for 1993. This site continues under investigation by the State of California. No charges to operations were made during 1994 pursuant to this site.

     In March, 1993, E&J Inc. received a notice from the United States Environmental Protection Agency ("EPA") regarding an organizational meeting of generators with respect to the Casmalia Resources Hazardous Waste Management Facility ("Casmalia Site") in Santa Barbara County, California. The EPA alleges that the Casmalia Site is an inactive hazardous waste treatment, storage and disposal facility which accepted large volumes of commercial and industrial wastes from 1973 until 1989. In late 1991, the Casmalia Site owner/operator abandoned efforts to actively pursue site permitting and closure and is currently conducting only minimal maintenance activities. The EPA estimates that the Casmalia Site's closure trust fund, approximately $10 million, is substantially insufficient to cover cleanup and closure of the site. Since August, 1992, the EPA has undertaken certain interim stabilization actions to control actual or threatened releases of hazardous substances at the Casmalia Site. The EPA is seeking cooperation from generators to assist in the cleaning up, and closing of, the Casmalia Site. E&J Inc. and 64 other entities were invited to the organizational meeting. The EPA has identified E&J Inc. as one of the larger generators of hazardous wastes transported to the Casmalia Site. E&J Inc. is a member of a manufacturers' group of potentially responsible parties which has investigated the site and proposed a remediation plan to the EPA. To reflect E&J Inc.'s estimated allocation of costs thereunder, a reserve of $1.0 million has been recorded, which is included in the Consolidated Statements of Operations for 1993. During 1994 a proposal by the manufacturing group to the EPA and State of California was made which would result in the Company obtaining a release from further prosecution for 30 years. No charges to operations were made during 1994 pursuant to such settlement offer.

     In 1989, a patent infringement case was initiated against E&J Inc. and other defendants in the U.S. District Court, Central District of California. E&J Inc. prevailed at trial with a directed verdict of patent invalidity and non-infringement. The plaintiff filed an appeal with the U.S. Court of Appeals for the Federal Circuit. On March 31, 1993, the Court of Appeals vacated the District Court's decision and remanded the case for trial. Impacting the retrial of this litigation was a re-examination proceeding before the Board of Patent Appeals with respect to the subject patent. A ruling was rendered November 23, 1993 sustaining the claim of the patent which E&J Inc. has been charged with infringing. Upon the issuance of a patent re-examination certificate by the U.S. Patent Office, the plaintiff presented a motion to the District Court requesting a retrial of the case. The Company presented a Motion for Summary Judgment of Noninfringement based in part upon the November 23, 1993 decision of the Board of Patent Appeals. The Motion was granted in follow-up conferences and an official Judgment was entered November 17, 1994. No written opinion has yet been issued, but the Court indicated in conferences that one might be rendered. The plaintiff filed a Notice of Appeal on November 23, 1994, and a briefing schedule has been indicated by the Appellate Court. It is anticipated the appeal will be heard in the fall of 1995. E&J Inc. believes that this case is without merit and intends to contest it vigorously. The ultimate liability of E&J Inc., if any, cannot be determined at this time.

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



NOTE 14 -- QUARTERLY FINANCIAL INFORMATION

     The following chart sets forth the highlights of the quarterly consolidated results of operations in fiscal years 1994, 1993 and 1992:

                           Three Months Ended (Unaudited)(a)
                      --------------------------------------------
                   Mar. 31   June 30  Sept. 30     Dec. 31       Year
                   -------   -------  --------     -------      ------

Fiscal year 1994:
 Revenues          $20,213   $20,146  $19,829      $19,250     $79,438
 Gross profit        4,080     4,657    4,674       139(b)      13,550
 Net loss          (1,673)     (940)    (897)      (6,249)     (9,759)
  Loss per share    (.02)     (.01)    (.01)        (.10)       (.14)

 Fiscal year 1993:
 Revenues          $24,752   $23,524  $23,458      $22,725     $94,459
 Gross profit        5,839     2,784    3,993      (1,982)      10,634
 Net loss          (2,977)   (7,837)  (5,236)  (39,647)(c) (55,697)(c)
  Loss per share    (.33)     (.86)    (.57)        (4.20)      (5.96)

 Fiscal year 1992:
 Revenues          $29,713   $30,492  $22,742      $24,168    $107,115
 Gross profit        5,824     6,836    3,229        1,410      17,299
 Net loss          (2,077)     (639)(5,461)(d) (10,735)(e)    (18,912)
                                                                    (d,e)
  Loss per share    (.23)     (.07)    (.60)        (1.17)      (2.07)


(a)In the fourth quarter of 1994, based on predominant industry practice, the Company changed its method of classification of shipping and distribution costs in the statement of operations. Such costs are now presented in cost of sales versus operating expenses in prior years. For purposes of quarterly financial information all gross profit amounts presented have been revised to reflect such reclassification.

(b)Gross profit was adversely affected during the fourth quarter of 1994 by a $3.0 million charge to reserves for product liabillity, workers' compensation claims and inventory cost adjustments.

(c)Includes charges of $13 million for the Institutional Business disposition, $2.1 million for the consolidation of manufacturing and distribution facilities, and $9.7 million for MCT in-process R&D.

(d)Includes a $2.5 million restructuring charge for incremental costs associated with the relocation of manufacturing operations from California to Missouri in 1992.

(e)Includes an additional $2.7 million restructuring charge for incremental costs associated with the relocation of manufacturing operations from California to Missouri in 1992 and approximately $1.3 million of accrued interest recorded in anticipation of not being able to reduce the balance of the Bank Loan below $13 million by March 31, 1993, as subsequently extended to September 30, 1993 (see Note 7 -- Debt).


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.




                                 PART III

ITEMS 10 THROUGH 13.

    The Company intends to file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A involving the election of directors not later than 120 days after the end of its fiscal year ended December 31, 1994. Accordingly, except to the extent included in Part I under the caption "Executive Officers of the Company", the information required by Part III (Items 10, 11, 12 and 13) is incorporated herein by reference to such definitive proxy statement in accordance with General Instruction G(3) to Form 10-K.



                                  PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1. Financial Statements:

   The following consolidated financial statements of Everest & Jennings International Ltd. and subsidiaries are included in this Annual Report on Form 10-K:

     -  Report of Independent Accountants.
          - Consolidated Statements of Operations - For each of the years in the three-year period ended December 31, 1994.
          -     Consolidated Balance Sheets -  As of December 31, 1994 and
        1993.
          - Consolidated Statements of Stockholders' Deficit - For each of the years in the three-year period ended December 31, 1994.
          - Consolidated Statements of Cash Flows - For each of the years in the three-year period ended December 31, 1994.
          -     Notes to Consolidated Financial Statements.

   2.   Financial Statement Schedule:

   The following Financial Statement Schedule is included in this Annual Report on Form 10-K.

     -  Report of Independent Accountants on Financial Statement Schedule.
     -  Schedule VIII- Valuation and Qualifying Accounts.

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


(c)        Exhibits:

 2(a) Debt Conversion Agreement dated as of September 30, 1993 by and among the Company, E&J Inc., BIL and the Jennings Investment Co, filed as Exhibit 10(es) to Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1993, is hereby incorporated herein by reference.

  (b) Exchange Agreement and Plan of Merger, dated as of October 23, 1993, by and among Medical Composite Technology, Inc. ("MCT"), certain stockholders of MCT, Everest & Jennings International Ltd., BIL (Far East Holdings) Limited, and MCT Acquisition Corp., which was filed as Exhibit 2(a) to Form 8-K filed on January 14, 1994, is hereby incorporated herein by reference.

  (c) Plan of Merger, dated as of January 14, 1994, by and between MCT Acquisition Corp. and Medical Composite Technology, Inc., which was filed as Exhibit 2(b) to Form 8-K filed on January 14, 1994, is hereby incorporated herein by reference.

  (d)* Asset Purchase Agreement dated February 15, 1995 by and among A.H. Acquisition, Inc., Smith & Davis Manufacturing Company and Everest & Jennings International Ltd. (the Exhibits and Schedules listed in said Agreement are omitted pursuant to Item 601(b)(2) of Regulation S-K; the Company hereby agrees to furnish supplentally a copy of any omitted Exhibit of Schedule to the Securities and Exchange Commission upon request).

 3(a)(i) Certificate of Incorporation, which was filed as Exhibit 3(a) to Annual Report on Form 10-K filed on March 27, 1992, is hereby incorporated herein by reference.

    (ii) Certificate of Amendment of Certificate of Incorporation, dated January 11, 1994, filed as Exhibit 3(c) to Annual Report on Form 10-K dated March 30, 1994, is hereby incorporated herein by reference.

  (b) Bylaws, which were filed as Exhibit 3(b) to Annual Report on Form 10-K filed on March 27, 1992, is hereby incorporated herein by reference.

 4(a)(i) First Amended and Restated Credit Agreement between the Company and BIL, as assignee of Security Pacific National Bank, by agreement, dated February 21, 1992 ("First Amended and Restated Credit Agreement"), which was filed as Exhibit 10(aq) to Annual Report on Form 10-K dated March 27, 1992, is hereby incorporated herein by reference.

    (ii) Amendment No. 1 to First Amended and Restated Credit Agreement, which was filed as Exhibit 10(ar) to Annual Report on Form 10-K dated March 27, 1992, is hereby incorporated herein by reference.

    (iii) Amendment No. 2 to First Amended and Restated Credit Agreement, which was filed as Exhibit 10(as) to Annual Report on Form 10-K dated March 27, 1992, is hereby incorporated herein by reference.

    (iv) Amendment No. 3 to First Amended and Restated Credit Agreement, dated March 29, 1993 and filed as Exhibit 10(ea) to Annual Report on Form 10-K dated April 9, 1993, is hereby incorporated herein by reference.

    (v) Amendment No. 4 to First Amended and Restated Credit Agreement, dated June 30, 1993, filed as Exhibit 10(el) to Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 1993, is hereby incorporated herein by reference.

  (b)(i) Debt Restructure Agreement, dated August 30, 1991, with Security Pacific National Bank ("Debt Restructure Agreement"), which was filed as Exhibit 10(bi) to Annual Report on Form 10-K dated March 27, 1992, is hereby incorporated herein by reference.

    (ii)  Amendment No. 1 to Debt Restructure Agreement, which was filed as
          Exhibit 10(bj) to Annual Report on Form 10-K dated March 27, 1992, is hereby incorporated herein by reference.

    (iii) Supplement  to  Debt Restructure Agreement, which  was  filed  as
          Exhibit 10(bk) to Annual Report on Form 10-K dated March 27, 1992, is hereby incorporated herein by reference.

  (c)(i) Revolving Credit Agreement dated September 30, 1992 between Everest & Jennings, Inc. and The Hongkong and Shanghai Banking Corporation Limited and filed as Exhibit 10(dd) to Annual Report on Form 10-K dated April 9, 1993, is hereby incorporated herein by reference.

    (ii) First Amendment dated February 5, 1993 to Revolving Credit Agreement between Everest & Jennings, Inc. and The Hongkong and Shanghai Banking Corporation Limited and filed as Exhibit 10(dp) to Annual Report on Form 10-K dated April 9, 1993, is hereby incorporated herein by reference.

    (iii) Second Amendment dated March 30, 1993 to Revolving Credit Agreement between Everest & Jennings, Inc. and The Hongkong and Shanghai Banking Corporation Limited and filed as Exhibit 10(dw) to Annual Report on Form 10-K dated April 9, 1993, is hereby incorporated herein by reference.

    (iv) Third Amendment to Revolving Credit Agreement dated September 30, 1993 by and between E&J Inc. and The Hongkong and Shanghai Banking Corporation Limited, filed as Exhibit 10(er) to Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1993, is hereby incorporated herein by reference.

    (v) Fourth Amendment to Revolving Credit Agreement dated October 8, 1993 by and between E&J Inc. and The Hongkong and Shanghai Banking Corporation Limited, filed as Exhibit 10(ey) to Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1993, is hereby incorporated herein by reference.

    (vi) Fifth Amendment to Revolving Credit Agreement dated September 1, 1994 by and between Everest & Jennings, Inc. and The Hongkong and Shanghai Banking Corporation Limited, filed as Exhibit 10(fb) to Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1994, is hereby incorporated herein by reference.

  (d)     First   Amendment  to  Accounts  Financing  Agreement   (Security
          Agreement) dated January 29, 1993 between Smith & Davis Manufacturing Company and Congress Financial Corporation and filed as Exhibit 10(dn) to Annual Report on Form 10-K dated April 9, 1993, is hereby incorporated herein by reference.

  (e) Promissory Note dated January 29, 1993 between the Company and the Retirement Plan for Employees of Everest & Jennings International Ltd. and filed as Exhibit 10(do) to Annual Report on Form 10-K dated April 9, 1993, is hereby incorporated herein by reference.

  (f) Certain instruments with respect to the long-term debt of the Company and its consolidated subsidiaries are omitted pursuant to
          Item 601(b)(4)(iii) of Regulation S-K since the amount of debt authorized under each omitted instrument does not exceed ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

10(a)(i) Retirement Plan for Employees of Everest & Jennings International Ltd., effective as of January 1, 1981, which was filed as Exhibit 10(e) to Annual Report on Form 10-K filed on March 25, 1988, is hereby incorporated herein by reference.

    (ii) Amendment to Retirement Plan for Employees of Everest & Jennings International Ltd., dated July 6, 1983, which was filed as
          Exhibit 10(f) to Annual Report on Form 10-K filed on March 25, 1988, is hereby incorporated herein by reference.

    (iii) Amendment No. 2 to Retirement Plan for Employees of Everest & Jennings International Ltd. dated October 14, 1985, which was filed as Exhibit 10(g) to Annual Report on Form 10-K filed on March 25, 1988, is hereby incorporated herein by reference.

    (iv) Amendment No. 3 to Retirement Plan for Employees of Everest & Jennings International Ltd. dated May 10, 1988, which was filed as Exhibit 10(i) to Annual Report on Form 10-K dated March 17, 1989, is hereby incorporated herein by reference.

    (v) Amendment No. 4 to Retirement Plan for Employees of Everest & Jennings International Ltd. dated July 22, 1988, which was filed as Exhibit 10(j) to Annual Report on Form 10-K dated March 17, 1989, is hereby incorporated herein by reference.

    (vi) Amendment No. 5 to the Retirement Plan for Employees of Everest & Jennings International Ltd., which was filed as Exhibit 10(ao) to Annual Report on Form 10-K dated March 27, 1992, is hereby incorporated herein by reference.

  (b) Description of Retirement Plan for Non-Employee Directors, effective June 1, 1987, which was filed as Exhibit 10(h) to Annual Report on Form 10-K filed on March 25, 1988, is hereby incorporated herein by reference.

  (c) 1990 Omnibus Stock Incentive Plan of Everest & Jennings International Ltd. dated November 2, 1990, which was filed as
          Exhibit 10(an) to Annual Report on Form 10-K dated March 27, 1992, is hereby incorporated herein by reference.

  (e) Everest & Jennings International Ltd. Stock Option Plan dated April 25, 1994 and related form of Stock Option Agreement dated as of August 1, 1994, filed as Exhibit 10(fa) to Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1994, is hereby incorporated herein by reference.

21*           Subsidiaries of the Registrant.

23(a) Consent of Price Waterhouse dated March 30, 1994 with respect to S-8 Registration Statement, filed as Exhibit 24(f) to Annual Report on Form 10-K dated March 30, 1994, is hereby incorporated herein by reference.

  (b)* Consent of Price Waterhouse dated March 30, 1995 with respect to S-8 Registration Statement.



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


                                   EVEREST & JENNINGS INTERNATIONAL LTD.
                                            (Registrant)

Date:  March 31, 1995              By  (TIMOTHY W. EVANS)
                                      Timothy W. Evans
                                      Vice President and
                                      Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                     Title                        Date
---------                     -----                        ----

    (RODNEY F. PRICE)         Chairman of the Board        March 31, 1995
    Rodney F. Price


    (BEVIL J. HOGG)           President & CEO, Director    March 31, 1995
    Bevil J. Hogg


    (SANDRA L. BAYLIS)        Director                     March 31, 1995
    Sandra L. Baylis


    (DIANNE J. JENNINGS)      Director                     March 31, 1995
    Dianne J. Jennings


    (ROBERT C. SHERBURNE)     Director                     March 31, 1995
    Robert C. Sherburne


    (CHARLES D. YIE)          Director                     March 31, 1995
    Charles D. Yie

                   REPORT OF INDEPENDENT ACCOUNTANTS ON
                       FINANCIAL STATEMENT SCHEDULE


To The Board of Directors and Stockholders of Everest & Jennings International Ltd.

     Our audits of the consolidated financial statements referred to in our report dated March 17, 1995 appearing on page 21 of this Annual Report on Form 10-K, which report includes explanatory paragraphs describing uncertainties with respect to the Company's ability to continue as a going concern and the outcome of litigation, also included audits of the Financial Statement Schedule for the three years ended December 31, 1994 listed in Item 14 (a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PRICE WATERHOUSE LLP
St. Louis, Missouri
March 17, 1995

            SCHEDULE  VIII -- VALUATION AND QUALIFYING ACCOUNTS
                              (in thousands)



                                          Charged
                             Balance at   to Costs                 Balance
                             Beginning      and                   at End of
For the Year Ended           of Period    Expenses    Deductions    Period
------------------           ---------    --------    ----------   --------


December 31, 1994:

  Allowance for doubtful
   accounts                  $ 1,506     $ 1,630       $ 1,048    $ 2,088

  Accrued restructuring
   expenses                    6,292        -o-          1,816      4,476



December 31, 1993:

  Allowance for doubtful
   accounts                  $ 3,505     $ 1,515    $ 3,514(a)    $ 1,506

  Accrued restructuring
   expenses                    6,047 5,074(b)(c)         4,829      6,292



December 31, 1992:

  Allowance for doubtful
   accounts                  $ 6,658    $    204       $ 3,357    $ 3,505

  Accrued restructuring
   expenses                   14,095   1,871 (b)         9,919      6,047


(a) This includes amount related to the accounts of the Institutional Business which have been reclassified as Assets Held for Sale.

(b) Accrued restructuring expenses include costs incurred in the process of relocating the Company's primary domestic wheelchair manufacturing facility from California to Missouri. $10,030 and $2,079 of restructuring expenses were charged to other balance sheet accounts for 1993 and 1992, respectively.

(c) Accrued restructuring expenses include costs related to the disposition of the Institutional Business.

                             INDEX TO EXHIBITS
Page
----

 54     2(a)    Debt  Conversion  Agreement  dated   as   of
                September 30, 1993 by and among the Company, E&J Inc., BIL and the Jennings Investment Co, filed as Exhibit 10(es) to Quarterly Report on Form 10-Q for the Quarterly Period
                Ended September 30, 1993, is hereby incorporated herein by reference.

 54      (b)    Exchange Agreement and Plan of Merger,  dated
                as  of  October  23,  1993, by and among Medical  Composite
                Technology,  Inc.  ("MCT"), certain  stockholders  of  MCT,
                Everest  &  Jennings  International  Ltd.,  BIL  (Far  East
                Holdings) Limited, and MCT Acquisition Corp., which was filed as Exhibit 2(a) to Form 8-K filed on January 14,
                1994, is hereby incorporated herein by reference.

 54      (c)    Plan of Merger, dated as of January 14,  1994,
                by  and between MCT Acquisition Corp. and Medical Composite
                Technology, Inc., which was filed as Exhibit 2(b)  to  Form
                8-K filed on January 14, 1994, is hereby incorporated herein by reference.

 64      (d)*   Asset Purchase Agreement dated  February  15,
                1995  by  and among A.H. Acquisition, Inc., Smith  &  Davis
                Manufacturing  Company and Everest & Jennings International
                Ltd. (the Exhibits and Schedules listed in said Agreement are omitted pursuant to Item 601(b)(2) of Regulation S-K;
                the Company hereby agrees to furnish supplentally a copy of any omitted Exhibit of Schedule to the Securities and Exchange Commission upon request).

 54    3(a)(i)  Certificate of Incorporation,  which  was
                filed as Exhibit 3(a) to Annual Report on Form 10-K filed on March 27, 1992, is hereby incorporated herein by reference.

 54       (ii)  Certificate of Amendment of Certificate of
                Incorporation,  dated January 11, 1994,  filed  as  Exhibit
                3(c) to Annual Report on Form 10-K dated March 30, 1994, is hereby incorporated herein by reference.

 54     (b)     Bylaws, which were filed as Exhibit  3(b)  to
                Annual Report on Form 10-K filed on March 27, 1992, is hereby incorporated herein by reference.

 54   4(a)(i)   First  Amended  and   Restated   Credit
                Agreement  between  the Company and  BIL,  as  assignee  of
                Security   Pacific  National  Bank,  by  agreement,   dated
                February  21,  1992  ("First Amended  and  Restated  Credit
                Agreement"),  which was filed as Exhibit 10(aq)  to  Annual
                Report on Form 10-K dated March 27, 1992, is hereby incorporated herein by reference.

 54       (ii)  Amendment  No. 1  to  First  Amended  and
                Restated  Credit  Agreement, which  was  filed  as  Exhibit
                10(ar) to Annual Report on Form 10-K dated March 27, 1992, is hereby incorporated herein by reference.

 54       (iii) Amendment  No. 2  to  First  Amended  and
                Restated Credit Agreement, which was filed as Exhibit 10(as) to Annual Report on Form 10-K dated March 27, 1992, is hereby incorporated herein by reference.

 54       (iv)  Amendment  No. 3  to  First  Amended  and
                Restated Credit Agreement, dated March 29, 1993 and filed as Exhibit 10(ea) to Annual Report on Form 10-K dated
                April 9, 1993, is hereby incorporated herein by reference.

 55        (v)  Amendment No. 4 to First Amended and Restated
                Credit  Agreement, dated June 30, 1993,  filed  as  Exhibit
                10(el)  to  Quarterly Report on Form 10-Q for the Quarterly
                Period Ended June 30, 1993, is hereby incorporated herein by reference.

 55     (b)(i)  Debt Restructure Agreement, dated  August
                30,  1991,  with  Security  Pacific  National  Bank  ("Debt
                Restructure Agreement"), which was filed as Exhibit 10(bi) to Annual Report on Form 10-K dated March 27, 1992, is hereby incorporated herein by reference.

 55       (ii)  Amendment  No.  1  to  Debt  Restructure
                Agreement,  which  was filed as Exhibit  10(bj)  to  Annual
                Report on Form 10-K dated March 27, 1992, is hereby incorporated herein by reference.

 55       (iii) Supplement to Debt Restructure Agreement,
                which was filed as Exhibit 10(bk) to Annual Report on Form 10-K dated March 27, 1992, is hereby incorporated herein by reference.

 55     (c)(i)  Revolving Credit Agreement dated September
                30, 1992 between Everest & Jennings, Inc. and The Hongkong and Shanghai Banking Corporation Limited and filed as
                Exhibit  10(dd) to Annual Report on Form 10-K  dated  April
                9, 1993, is hereby incorporated herein by reference.

 55       (ii)  First Amendment dated February 5, 1993  to
                Revolving  Credit  Agreement between  Everest  &  Jennings,
                Inc.  and  The  Hongkong and Shanghai  Banking  Corporation
                Limited and filed as Exhibit 10(dp) to Annual Report on Form 10-K dated April 9, 1993, is hereby incorporated herein by reference.

 55       (iii) Second Amendment dated March 30,  1993  to
                Revolving Credit Agreement between Everest & Jennings, Inc. and The Hongkong and Shanghai Banking Corporation Limited and filed as Exhibit 10(dw) to Annual Report on Form 10-K dated April 9, 1993, is hereby incorporated herein by reference.

 55       (iv)  Third  Amendment  to  Revolving   Credit
                Agreement dated September 30, 1993 by and between E&J  Inc.
                and The Hongkong and Shanghai Banking Corporation Limited, filed as Exhibit 10(er) to Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1993, is hereby incorporated herein by reference.

 55       (v)   Fourth Amendment to Revolving Credit Agreement
                dated  October  8,  1993 by and between E&J  Inc.  and  The
                Hongkong and Shanghai Banking Corporation Limited, filed as Exhibit 10(ey) to Quarterly Report on Form 10-Q for the
                Quarterly Period Ended September 30, 1993, is hereby incorporated herein by reference.

 55       (vi)  Fifth  Amendment  to  Revolving   Credit
                Agreement dated September 1, 1994 by and between Everest  &
                Jennings,  Inc.  and  The  Hongkong  and  Shanghai  Banking
                Corporation  Limited, filed as Exhibit 10(fb) to  Quarterly
                Report  on  Form  10-Q  for  the  Quarterly  Period   Ended
                September 30, 1994, is hereby incorporated herein by reference.

 55     (d)     First   Amendment  to  Accounts   Financing
                Agreement  (Security  Agreement)  dated  January  29,  1993 between  Smith & Davis Manufacturing Company  and  Congress
                Financial Corporation and filed as Exhibit 10(dn) to Annual Report on Form 10-K dated April 9, 1993, is hereby incorporated herein by reference.

 55     (e)     Promissory Note dated January 29, 1993 between
                the Company and the Retirement Plan for Employees of Everest & Jennings International Ltd. and filed as Exhibit
                10(do) to Annual Report on Form 10-K dated April 9, 1993, is hereby incorporated herein by reference.

 56     (f)     Certain instruments with respect to the  long-
                term debt of the Company and its consolidated subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation
                S-K since the amount of debt authorized under each omitted instrument does not exceed ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

 56  10(a)(i)   Retirement Plan for Employees of Everest  &
                Jennings  International Ltd., effective as  of  January  1,
                1981, which was filed as Exhibit 10(e) to Annual Report on Form 10-K filed on March 25, 1988, is hereby incorporated herein by reference.

 56       (ii)  Amendment to Retirement Plan for Employees
                of  Everest  & Jennings International Ltd., dated  July  6,
                1983, which was filed as Exhibit 10(f) to Annual Report on Form 10-K filed on March 25, 1988, is hereby incorporated herein by reference.

 56       (iii) Amendment  No. 2 to Retirement  Plan  for
                Employees of Everest & Jennings International Ltd. dated October 14, 1985, which was filed as Exhibit 10(g) to Annual Report on Form 10-K filed on March 25, 1988, is hereby incorporated herein by reference.

 56       (iv)  Amendment  No. 3 to Retirement  Plan  for
                Employees  of Everest & Jennings International  Ltd.  dated
                May  10,  1988, which was filed as Exhibit 10(i) to  Annual
                Report on Form 10-K dated March 17, 1989, is hereby incorporated herein by reference.

 56       (v)   Amendment  No.  4  to  Retirement  Plan  for
                Employees  of Everest & Jennings International  Ltd.  dated
                July  22, 1988, which was filed as Exhibit 10(j) to  Annual
                Report on Form 10-K dated March 17, 1989, is hereby incorporated herein by reference.

 56       (vi)  Amendment No. 5 to the Retirement Plan for
                Employees of Everest & Jennings International Ltd., which was filed as Exhibit 10(ao) to Annual Report on Form 10-K dated March 27, 1992, is hereby incorporated herein by reference.

 56     (b)     Description  of  Retirement  Plan  for  Non-
                Employee Directors, effective June 1, 1987, which was filed as Exhibit 10(h) to Annual Report on Form 10-K filed on March 25, 1988, is hereby incorporated herein by reference.

 56     (c)     1990 Omnibus Stock Incentive Plan of Everest  &
                Jennings International Ltd. dated November 2, 1990, which was filed as Exhibit 10(an) to Annual Report on Form 10-K dated March 27, 1992, is hereby incorporated herein by reference.

 56     (e)     Everest & Jennings International  Ltd.  Stock
                Option Plan dated April 25, 1994 and related form of  Stock
                Option  Agreement  dated as of August  1,  1994,  filed  as
                Exhibit  10(fa) to Quarterly Report on Form  10-Q  for  the
                Quarterly Period Ended September 30, 1994, is hereby incorporated herein by reference.

133   21*       Subsidiaries of the Registrant.

 56   23(a)     Consent of Price Waterhouse dated  March  30,
                1994  with respect to S-8 Registration Statement, filed  as
                Exhibit  24(f)  to Annual Report on Form 10-K  dated  March
                30, 1994, is hereby incorporated herein by reference.

134     (b)*    Consent of Price Waterhouse dated  March  30,
                1995 with respect to S-8 Registration Statement.


     * Filed herewith in this Annual Report on Form 10-K