Form 10-Q
period 1995-03-31
EVEREST & JENNINGS INTERNATIONAL LTD
filed 1995-05-15
CIK 33837

EVEREST & JENNINGS INTERNATIONAL LTD. AND SUBSIDIARIES

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

  X   Quarterly Report pursuant to Section 13 or 15(d) of the Securities
                           Exchange Act of 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995
                                    or
    Transition Report pursuant to Section 13 or 15(d) of the Securities
                           Exchange Act of 1934
               For the transition period from _____ to _____

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

Shares of Common Stock outstanding as of May 12, 1995:  72,266,185


                             TABLE OF CONTENTS

                                                                       Page
PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements                                      3

     Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                  17

PART II.   OTHER INFORMATION

     Item 1.  Legal Proceedings                                        19

     Item 2.  Changes in Securities                                    19

     Item 3.  Defaults upon Senior Securities                          19

     Item 4.  Submission of Matters to a Vote of Security Holders      19

     Item 5.  Other Information                                        19

     Item 6.  Exhibits and Reports on Form 8-K                         19

SIGNATURE                                                              20


                      PART I:  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

     The  consolidated  financial  statements  included  herein  have  been prepared by the management of Everest & Jennings International Ltd. (the "Company") without audit pursuant to the rules and regulations of the
Securities and Exchange Commission. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to state fairly the results for the interim periods presented herein in accordance with generally accepted accounting principles for interim financial information have been made (however, the consolidated financial statements included herewith do not include any adjustments that might result from the Company's inability to emerge from or complete its ongoing restructuring activities and continue as a going concern -- see Note 1 to these Unaudited Consolidated Financial Statements). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

                   CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in thousands except per-share data)

                                            Three Months Ended March 31
                                            ---------------------------
                                                 1995          1994
                                               --------      --------
                                                    (Unaudited)

Revenues                                       $18,513       $20,213
Cost of sales                                   14,306        16,133
                                                ______        ______

    Gross profit                                 4,207         4,080

Selling expenses                                 3,056         3,695
General and administrative expenses              1,426         1,534
                                                ______        ______

    Total operating expenses                     4,482         5,229
                                                ______        ______


Loss from operations                             (275)       (1,149)

Interest expense, BIL (Note 3)                     375           113

Interest  expense                                  506           350
                                                ______        ______


Loss before income taxes                       (1,156)       (1,612)

Income tax provisions                               14            61
                                                ______        ______

Net loss                                      $(1,170)      $(1,673)


Loss per share (Note 5)                         $(.02)        $(.02)

Weighted average number of Common
Shares outstanding                            72,264,718    72,199,612

           The accompanying Notes are an integral part of these Consolidated Financial Statements

                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)

                                  ASSETS

                                               March 31    December 31
                                                 1995          1994
                                               --------    -----------
                                             (Unaudited)
CURRENT ASSETS:

    Cash and cash equivalents                  $   522         $ 513
    Accounts receivable, less allowance
      for doubtful accounts of $2,038
      in 1995 and $2,088 in 1994                17,649        18,894
    Inventories (Note 6)                        18,771        20,449
    Assets held for sale (Notes 1 and 4)        11,689        11,289
    Other current assets                         1,336         1,444
                                                ______        ______

    Total current assets                        49,967        52,589
                                                ______        ______

PROPERTY, PLANT AND EQUIPMENT:

    Land                                           238           237
    Buildings and improvements                   4,111         4,056
    Machinery and equipment                     14,671        14,636
                                                ______        ______

                                                19,020        18,929
    Less accumulated depreciation
      and amortization                        (11,250)      (10,994)
                                                ______        ______

    Property, plant and equipment, net           7,770         7,935

INTANGIBLE ASSETS, NET                             633           710

OTHER ASSETS                                       334           335
                                                ______        ______

TOTAL ASSETS                                   $58,704       $61,569


           The accompanying Notes are an integral part of these Consolidated Financial Statements

                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

                                               March 31    December 31
                                                 1995          1994
                                               --------    -----------
                                             (Unaudited)
CURRENT LIABILITIES:
    Short-term borrowings and current installments
      of long-term debt of $1,923 in 1995
      and $1,984 in 1994 (Note 3)              $13,111       $11,155
    Short-term borrowing from BIL (Note 3)         ---         6,503
    Accounts payable                             9,661        11,958
    Accrued payroll costs                        7,095         7,900
    Accrued interest, BIL (Note 3)               1,335           960
    Accrued expenses                             9,253         9,697
    Accrued restructuring expenses (Notes 1, 4)  4,284         4,476
                                                ______        ______

    Total current liabilities                   44,739        52,649
                                                ______        ______

LONG-TERM DEBT, NET OF CURRENT PORTION
      (Note 3)                                  12,780        12,968

LONG-TERM BORROWINGS FROM BIL (Note 3)          18,503        12,000

OTHER LONG-TERM LIABILITIES                         90           133

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' DEFICIT: (Notes 1, 3 and 7)
    Series A Convertible Preferred Stock        12,087        12,087
    Series B Convertible Preferred Stock         1,317         1,317
    Series C Convertible Preferred Stock        20,000        20,000
    Common Stock, par value: $.01;
      authorized 120,000,000 shares                722           722
    Additional paid-in capital                 105,598       105,595
    Accumulated deficit                      (154,667)     (153,228)
    Minimum pension liability adjustment       (1,812)       (1,812)
    Cumulative translation adjustments           (653)         (862)
                                                ______        ______

    Total stockholders' deficit               (17,408)      (16,181)
                                                ______        ______

TOTAL LIABILITIES AND STOCKHOLDERS'
  DEFICIT                                      $58,704       $61,569

           The accompanying Notes are an integral part of these Consolidated Financial Statements

          EVEREST & JENNINGS INTERNATIONAL LTD. AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE THREE MONTHS ENDED MARCH 31, 1995

                          (Dollars in thousands)
                                (unaudited)

                                        Series A               Series B                 Series C
                                      Convertible             Convertible             Convertible
                                    Preferred Stock         Preferred Stock         Preferred Stock           Common Stock
                                    ---------------         ---------------         ---------------           ------------
                                    Shares    Amount        Shares    Amount        Shares    Amount        Shares    Amount
                                    ------    ------        ------    ------        ------    ------        ------    ------


Balance at December 31, 1994     7,218,204   $12,087       786,357    $1,317    20,000,000   $20,000    72,257,812      $722

Common Stock Issued for
  Exercised Options                     --        --            --        --            --        --         8,373        --

Accrued Dividends on Series A
  Convertible Preferred Stock           --        --            --        --            --        --            --        --

Net loss                                --        --            --        --            --        --            --        --

Translation adjustments                 --        --            --        --            --        --            --        --
                                 _________   _______       _______    ______    __________   _______    __________      ____


Balance at March 31, 1995        7,218,204   $12,087       786,357    $1,317    20,000,000   $20,000    72,266,185      $722

          EVEREST & JENNINGS INTERNATIONAL LTD. AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE THREE MONTHS ENDED MARCH 31, 1995

                          (Dollars in thousands)
                                (unaudited)

                                (continued)

                                                                    Minimum
                                     Additional     Accumu-         Pension        Cumulative
                                      Paid-in        lated         Liability      Translation
                                      Capital       Deficit        Adjustment     Adjustments        Total
                                     ----------     -------        ----------     -----------        -----


Balance at December 31, 1994         $105,595     $(153,228)       $(1,812)         $(862)        $(16,181)

Common Stock Issued for
  Exercised Options                         3             --             --             --                3

Accrued Dividends on Series A
  Convertible Preferred Stock              --          (269)             --             --            (269)

Net loss                                   --        (1,170)             --             --          (1,170)

Translation adjustments                    --             --             --            209              209
                                       ______       ________         ______           ____           ______

Balance at March 31, 1995            $105,598     $(154,667)       $(1,812)         $(653)        $(17,408)


          The accompanying Notes are an integral part of this Consolidated
Financial Statement

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)

                                            Three Months Ended March 31
                                             -------------------------
                                                 1995          1994
                                               --------      --------
                                                    (Unaudited)
Cash flows from operating activities:
    Net loss                                  $(1,170)      $(1,673)
    Adjustment to reconcile net loss to
        cash used in operating activities:
      Depreciation and amortization                466           301

Changes in operating assets and liabilities:
    Accounts receivable                          1,754       (2,475)
    Inventories                                    591         1,985
    Accounts payable                           (2,297)         (507)
    Accrued interest, BIL                          375           113
    Accrued payroll costs, expenses and
        income taxes                           (1,518)       (1,659)
    Accrued restructuring expenses               (192)           413
    Other, net                                     287         (809)
                                                ______        ______

    Cash used in operating activities          (1,704)       (4,311)
                                                ______        ______
Cash flows from investing activities:
    Capital expenditures                         (224)         (274)
                                                ______        ______

    Cash used in investing activities            (224)         (274)
                                                ______        ______
Cash flows from financing activities:
    Advances from BIL                               --         4,250
    Increase (decrease) in short-term and
        long-term borrowings, net                1,768       (1,344)
    Dividends/changes in Equity                      3            --
    Changes in other long-term liabilities        (43)          (18)
                                                ______        ______

    Cash provided by financing activities        1,728         2,888
                                                ______        ______

Effect of exchange rate changes on cash flow       209         (131)
                                                ______        ______

Increase (decrease) in cash balance                  9       (1,828)
Cash and cash equivalents balance at
    beginning of year                              513         1,872
                                                ______        ______

Cash and cash equivalents balance
    at end of period                            $  522        $   44

Supplemental disclosures of cash flow information:
    Cash paid for interest                        $646          $195
    Cash paid for income taxes                     $43          $106


           The accompanying Notes are an integral part of these Consolidated Financial Statements

           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands except per-share data)

NOTE 1 -- CORPORATE RESTRUCTURING

     The Company has incurred substantial financial losses in a continuing effort to restructure its operations with the objective of improving its competitive position within the durable medical equipment industry. Restructuring activities have included asset sales, significant reductions in headcount, plant closures and consolidations, product line rationalization, debt to equity conversion and outsourcing of manufacturing operations. In addition to the foregoing, pursuant to an Asset Purchase
Agreement dated February 15, 1995, the Company sold the Smith & Davis Institutional Business effective April 4, 1995 (see Note 4--Assets Held for
Sale).

     The Company's 1995 year to date revenues and operating results have been negatively impacted by ongoing price competition, liquidity constraints and loss of market share due to the relocation of the Company's primary domestic wheelchair manufacturing facility from California to Missouri. The loss of customer confidence stemming from long lead times and shipping delays due to start-up inefficiencies, computer system problems and inventory imbalances in the Missouri manufacturing operations is expected to adversely impact revenues, operating income and cash flow at least through the end of 1995. Management is implementing plans which are intended to address the Company's problems with manufacturing and shipment delays. The plans also address the rationalization of the Company's production facilities and the increased outsourcing of products and product components, the effects of which will be to lower the Company's production costs. Order rates, margins and market share must increase, production and operating costs must be reduced and customer confidence must be restored in the very near term if the Company is to generate the cash flow necessary to fund its operations on a continuing basis and to achieve profitability.

     The accompanying consolidated financial statements have been prepared under the going concern concept, which anticipates an entity will continue in its present form and, accordingly, uses the historical cost basis to prepare financial statements. The Company has incurred substantial restructuring expenses and recurring operating losses and has a net capital deficiency at March 31, 1995. No assurance can be made that the Company will successfully emerge from or complete its restructuring activities.


NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Significant accounting policies followed for the three month period ended March 31, 1995 are the same as those disclosed in the Notes to the Company's December 31, 1994 Consolidated Financial Statements, which were included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. All dollar amounts in these Notes to Unaudited Consolidated Financial Statements are in thousands except per-share data or as otherwise specified. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of (a) the consolidated results of operations for the three month periods ended March 31, 1995 and 1994; (b) the consolidated financial position at March 31, 1995 and December 31, 1994; and (c) the consolidated cash flows for the three month periods ended March 31, 1995 and 1994 have been made. However, the consolidated financial statements included herewith do not include any adjustments that might result from the Company's inability to emerge from or complete its ongoing restructuring activities and continue as a going concern -- See Note 1 to the Unaudited Consolidated Financial Statements. Certain reclassifications have been made to prior period financial statements to conform with current period presentation.


NOTE 3 -- DEBT

     The  Company's debt as of March 31, 1995 and December 31, 1994  is  as follows:
                                               March 31    December 31
                                                 1995          1994
                                               --------    -----------
Revolving Promissory Note to BIL               $18,503       $18,503
Loans payable to HSBC                           10,000        10,000
Other domestic debt                              9,843         8,913
Foreign debt                                     6,048         5,210
                                                ______        ______

    Total debt                                  44,394        42,626

Less short-term debt and current
    installments of long-term debt              13,111        17,658
                                                ______        ______
    Long-term debt, net of current
      installments, including Revolving
      Promissory Note to BIL                   $31,283       $24,968

     On September 30, 1992, E&J Inc. entered into a $20 million unsecured Revolving Credit Agreement with The Hongkong and Shanghai Banking
Corporation Limited ("HSBC"). Advances under the Revolving Credit Agreement bear interest at the prime rate as announced by Marine Midland Bank, N.A. from time to time. As of September 30, 1993, HSBC and E&J Inc. agreed to amend the Revolving Credit Agreement and extend its term to September 30, 1996. The HSBC facility, as amended, provides up to $6 million for letter of credit availability and, additionally, cash advances of up to $10 million to E&J Inc. Such cash advances have been fully utilized since October, 1993. Repayment of existing debt with BIL is subordinated to the HSBC debt, and Brierley Investments Limited, an affiliate of BIL, has guaranteed its repayment.

    As part of a debt conversion transaction as described in Note 7 hereto, BIL agreed to provide to the Company and E&J Inc. a revolving credit facility of up to $12.5 million. Such revolving credit facility was subsequently amended to allow advances up to $18.5 million. At March 31, 1995 and December 31, 1994 this facility has been fully utilized. The BIL revolving credit facility has been extended to September 30, 1996, bears interest at the rate of 8% per annum, and is secured by a lien on and security interest in all assets of the Company and E&J Inc. The BIL revolving credit facility is subordinated to the HSBC Revolving Credit Agreement. As of March 31, 1995, $1.3 million of accrued, unpaid interest was due BIL under the BIL revolving credit facility .

     In July, 1991, the Company obtained a credit facility for its Smith & Davis subsidiary which has been amended twice. This facility now extends through December 31, 1995, bears interest at prime plus 2% and as of April 4, 1995 allows for advances of up to $5.0 million. The facility is secured by substantially all of the assets of Smith & Davis. At March 31, 1995, the Company had borrowed $5.8 million under this credit facility. On April 4, 1995 approximately $4.5 million of this balance was repaid with proceeds from the sale of the Smith & Davis Institutional Business. See Note 4-- Assets Held for Sale.

     The Company's Canadian subsidiary has credit facilities in the aggregate of $5.4 million, of which $5.1 million was borrowed as of March 31, 1995 at interest rates ranging from prime plus 1/2% to prime plus 3/4%. The loans are secured by the assets of the Canadian subsidiary.

     The Company's Mexico subsidiary has a credit facility in the aggregate of $0.9 million, which was fully utilized as of March 31, 1995 at interest rates approximating 13%. The loan is secured by the assets of the Mexico subsidiary.

     At March 31, 1995, the Company was contingently liable under existing letters of credit in the aggregate amount of approximately $5.9 million.


NOTE 4 -- ASSETS HELD FOR SALE

     Pursuant  to an Asset Purchase Agreement dated February 15, 1995,  the
Company  agreed  to  sell the Smith & Davis Institutional  Business.   This
transaction was finalized effective April 4, 1995.

     Net assets held for sale of the Company's Smith & Davis Institutional Business consist of the following as of March 31, 1995 and December 31, 1994 (stated at estimated net realizable values). Such values approximate the net proceeds from the sale of the Institutional Business on April 4, 1995. The proceeds consisted of approximately $4.5 million in cash (which was used to repay debt), $3.3 million in assumption of liabilities, and notes valued at approximately $2.1 million.

                                               March 31    December 31
                                                 1995          1994
                                               --------    -----------
          Smith & Davis:
             Accounts receivable                $3,590       $ 4,099
             Inventories                         5,385         4,298
             Land and buildings                  1,350         1,350
             Machinery & equipment               1,200         1,200
             Other assets                          164           342
                                                ______        ______

          Total assets held for sale           $11,689       $11,289


     Results of operations for the Smith & Davis Institutional Business for the three month period ended March 31, 1995 and March 31, 1994 were as follows:

                                        Three Months Ended March 31
                                        ---------------------------
                                         1995                1994
                                     ------------        ------------

    Revenues                            $5,508              $5,082
    Cost of sales                        3,940               3,601
                                         _____               _____

    Gross profit                         1,568               1,481
    Operating expenses                   1,279               1,629
    Interest expense                       160                 113
                                         _____               _____

    Net income (loss)                   $  129             $ (261)

     During the phase out period through the disposal date, the results of the Smith & Davis Institutional Business are being included as a component of Accrued restructuring expenses on the consolidated balance sheet.


NOTE 5 -- LOSS PER SHARE

     Loss per share for the three month periods ended March 31, 1995 and 1994 is calculated based on the weighted average number of shares of Common Stock outstanding during the periods.


NOTE 6 -- INVENTORIES

     Inventories at March 31, 1995 and December 31, 1994 consist of the following:

                                               March 31    December 31
                                                 1995          1994
                                               --------    -----------

          Raw materials                        $ 8,911      $ 10,249
          Work-in-process                        5,420         5,585
          Finished goods                         4,440         4,615
                                                ______        ______

                                               $18,771       $20,449


NOTE 7 -- COMMON STOCK

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

     On December 31, 1993, the Company's stockholders approved a debt conversion transaction, which resulted in the issuance of 55 million shares of Common Stock and 20 million shares of 7% Series C Convertible Preferred Stock. See the notes to the Consolidated Financial Statements included in the Company's annual report filed on Form 10-K for the year ended December 31, 1994 for further information.

     On December 31, 1993, the Company issued 8 million shares of Common Stock to the stockholders of MCT.


NOTE 8 -- CONTINGENT LIABILITIES

     In July, 1990, a class action suit was filed in the United States District Court for the Central District of California by a stockholder of the Company against the Company and certain of its present and former directors and officers. The suit seeks unspecified damages for alleged non-disclosure and misrepresentation concerning the Company in violation of federal securities laws. The Company twice moved to dismiss the complaint on various grounds. After the first such motion was granted, plaintiff filed a first amended complaint, which subsequently was dismissed by order filed on September 20, 1991. Plaintiff then notified the court that it did not intend to further amend the complaint, and an order dismissing the complaint was entered in November 1991. Plaintiff filed a notice of appeal
to  the  Court of Appeals for the Ninth Circuit on December 23, 1991.   The
case was briefed and oral argument heard in June, 1993. On January 18, 1994, the Ninth Circuit ordered that the plaintiff's submission be vacated pending the outcome of a petition for rehearing in another case that addresses a similar procedural issue that was argued on appeal in that case. The Ninth Circuit issued its decision in that other case on December
9,  1994.   By an order dated January 17, 1995, the Ninth Circuit  directed
Plaintiff and the Company to address the effect of the decision in the other case on this case. The parties did so by supplemental letter briefs in February 1995. The Company is now awaiting a decision from the Ninth
Circuit.   The Company continues to believe the case is without  merit  and
intends  to  contest  the  asserted complaints  vigorously.   The  ultimate
liability, if any, cannot be determined at this time.

     Die Cast Products, Inc. ("Die Cast Products"), a former subsidiary of the Company, has been named as a defendant in a lawsuit filed by the State of California pursuant to the Comprehensive Environmental Response, Compensation and Liability Act 42 U.S.C. para 9601 et sec. The Company was originally notified of this action on December 10, 1992. The lawsuit seeks to recover response and remediation costs in connection with the release or threatened release of hazardous substances at 5619-21 Randolph Street, in the City of Commerce, California ("Randolph Street Site"). It is alleged that the Randolph Street Site was used for the treatment, storage and disposal of hazardous substances. The Company anticipates being named as a defendant as a result of its former ownership of Die Cast Products, which allegedly disposed of hazardous waste materials at the Randolph Street Site. Investigation with respect to potential liability of the Company is in the early stages. Issues to be addressed include whether the Company has any responsibility for the alleged hazardous waste disposals of its former subsidiary, whether the subsidiary actually sent hazardous waste materials to the Randolph Street Site; the nature, extent and costs of the ultimate cleanup required by the State of California; the share of that cleanup which may ultimately be allocated to the Company's former subsidiary and/or the Company; and the extent to which insurance coverage may be available for any costs which may eventually be assigned to the Company. Remedial investigations performed on behalf of the State of California at the Randolph Street Site have disclosed soil and groundwater contamination. The Company recorded a reserve of $1.0 million for this matter in 1993. This site continues under investigation by the State of California. No charges to operations were made during 1994 or 1995 pursuant to this site.

     In March, 1993, E&J Inc. received a notice from the United States Environmental Protection Agency ("EPA") regarding an organizational meeting of generators with respect to the Casmalia Resources Hazardous Waste Management Facility ("Casmalia Site") in Santa Barbara County, California. The EPA alleges that the Casmalia Site is an inactive hazardous waste treatment, storage and disposal facility which accepted large volumes of commercial and industrial wastes from 1973 until 1989. In late 1991, the Casmalia Site owner/operator abandoned efforts to actively pursue site permitting and closure and is currently conducting only minimal maintenance activities. The EPA estimates that the Casmalia Site's closure trust fund, approximately $10 million, is substantially insufficient to cover cleanup and closure of the site. Since August, 1992, the EPA has undertaken certain interim stabilization actions to control actual or threatened releases of hazardous substances at the Casmalia Site. The EPA is seeking cooperation from generators to assist in the cleaning up, and closing of, the Casmalia Site. E&J Inc. and 64 other entities were invited to the organizational meeting. The EPA has identified E&J Inc. as one of the larger generators of hazardous wastes transported to the Casmalia Site. E&J Inc. is a member of a manufacturers' group of potentially responsible parties which has investigated the site and proposed a remediation plan to the EPA. To reflect E&J Inc.'s estimated allocation of costs thereunder, a reserve of $1.0 million was recorded in 1993. During 1994 a proposal by the manufacturing group to the EPA and State of California was made which would result in the Company obtaining a release from further prosecution for 30 years. No charges to operations were made during 1994 or 1995 pursuant to such settlement offer.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1994

    The following table summarizes operating results of the Company for the three months ended March 31, 1995 and 1994 (dollars in millions):

                                        Three Months Ended March 31
                                        ---------------------------
                                         1995                1994
                                     ------------        ------------
                                     Amount    %         Amount    %
                                     ------   ---        ------   ---

          Revenue                    $18.5    100        $20.2    100
          Cost of sales               14.3     77         16.1     80
                                     ______   ____       ______   ____

          Gross profit                 4.2     23          4.1     20
          Operating expenses           4.5     25          5.2     26
                                     ______   ____       ______   ____

          Operating loss              (0.3)   (2)         (1.1)   (6)
          Interest expense             0.9      4          0.5      2
                                     ______   ____       ______   ____

          Loss before income taxes    (1.2)   (6)         (1.6)   (7)
          Income tax provisions       --       --          0.1      1
                                     ______   ____       ______   ____

          Net loss                   $(1.2)   (6)        $(1.7)   (8)


    First quarter 1995 revenues of $18.5 million decreased $1.7 million, or 8%, from 1994, due primarily to increased sales during 1994 resulting from substantial reductions of domestic wheelchair backlog carried over from 1993. Domestic sales decreased by $1.3 million from 1994 to 1995. However, the order rate decreased by only $0.4 million.

     First quarter 1995 revenues in the Everest & Jennings' Canadian and Mexican subsidiaries were down $0.4 million or 10%, due primarily to unfavorable Canadian and Mexican exchange rates.

     Total Company first quarter gross profit increased $0.1 million from $4.1 million in 1994 to $4.2 million in 1995, due primarily to the implementation of cost reductions throughout 1994 at the Company's primary domestic wheelchair manufacturing facility. As a percentage of sales, margins increased from 20% during 1994 to 23% during 1995. To continue the improvement in the Company's operating efficiencies and reduction in cost structure, additional production relocation and facility rationalizations are planned during 1995.

     Total Company first quarter operating expenses decreased $0.7 million from $5.2 million in 1994 to $4.5 million in 1995 due primarily to reduced spending levels and headcount reductions. Spending reductions included a reduction in research and development spending of $0.2 million from $0.5 million during 1994 to $0.3 million during 1995. The Company's restructuring and headcount reductions have begun to produce more favorable operating results.

    Interest expense of $0.9 million in the first quarter of 1995 increased from the comparable period in the prior year due to increased borrowing throughout 1994.

     Neither the results of the first quarter 1995 nor 1994 include the results of the Smith & Davis Institutional Business, which are instead reflected in the restructuring reserve. See Note 4--Assets Held for Sale.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are cash provided from operations, borrowings and cash on hand. At March 31, 1995 and December 31, 1994, the Company had $0.5 million in cash. At March 31, 1995, total debt of $44.4 million was $1.8 million higher than the $42.6 million in debt at December 31, 1994. The increase was due to increases in foreign debt and domestic borrowing under the Smith & Davis credit facility. See
Note 3--Debt of the Notes to the Unaudited Consolidated Financial Statements included in Item 1 of this Form 10-Q.

     Pursuant  to an Asset Purchase Agreement dated February 15, 1995,  the
Company  agreed  to  sell the Smith & Davis Institutional  Business.   This
transaction was finalized effective April 4, 1995.

     The Company's 1995 year to date revenues and operating results have been negatively impacted by ongoing price competition, liquidity constraints and loss of market share due to the relocation of the Company's primary domestic wheelchair manufacturing facility from California to Missouri. The loss of customer confidence stemming from long lead times and shipping delays due to start-up inefficiencies, computer system problems and inventory imbalances in the Missouri manufacturing operations is expected to adversely impact revenues, operating income and cash flow at least through the end of 1995. Management is implementing plans which are intended to address the Company's problems with manufacturing and shipment delays. The plans also address the rationalization of the Company's production facilities and the increased outsourcing of products and product components, the effects of which will be to lower the Company's production costs. Order rates, margins and market share must increase, production and operating costs must be reduced and customer confidence must be restored in the very near term if the Company is to generate the cash flow necessary to fund its operations on a continuing basis and to achieve profitability.

     Management believes that the Company's domestic and international manufacturing capacity is sufficient to meet anticipated demand for the foreseeable future.

                        PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     See Note 8--Contingent Liabilities to the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for a description of certain pending lawsuits and proceedings.


ITEM 2.  CHANGES IN SECURITIES

    None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None


ITEM 5.  OTHER INFORMATION

    None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   EXHIBITS:

              None

   REPORTS ON FORM 8-K:

                                                           Financial
   Date of Report        Item(s) Reported                  Statements Filed
   --------------        ----------------                  ----------------

1. April 4, 1995         2, 7 (relating to the             None
                         disposition of assets)


                                 SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 15, 1995                EVEREST & JENNINGS INTERNATIONAL LTD.
                                            (Registrant)

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