Form 10-Q
period 1995-06-30
EVEREST & JENNINGS INTERNATIONAL LTD
filed 1995-08-14
CIK 33837

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


  X   Quarterly Report pursuant to Section 13 or 15(d) of the Securities
                           Exchange Act of 1934

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995
                                    or
    Transition Report pursuant to Section 13 or 15(d) of the Securities
                           Exchange Act of 1934
               For the transition period from _____ to _____


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


Shares of Common Stock outstanding as of July 31, 1995:  72,266,185

                       QUARTERLY REPORT ON FORM 10-Q

                               JUNE 30, 1995

                             TABLE OF CONTENTS

                                                                       Page

PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements                                      3

     Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                  18


PART II.   OTHER INFORMATION

     Item 1.  Legal Proceedings                                        22

     Item 2.  Changes in Securities                                    22

     Item 3.  Defaults upon Senior Securities                          22

     Item 4.  Submission of Matters to a Vote of Security Holders      22

     Item 5.  Other Information                                        23

     Item 6.  Exhibits and Reports on Form 8-K                         23



SIGNATURE                                                              24

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

                   CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in thousands except per-share data)

                                             Three Months Ended June 30
                                            ---------------------------
                                                 1995          1994
                                               --------      --------
                                                    (Unaudited)

Revenues                                       $18,449       $20,146
Cost of sales                                   14,045        15,489
                                                ______        ______

    Gross profit                                 4,404         4,657

Selling expenses                                 3,125         3,621
General and administrative expenses              1,220         1,312
                                                ______        ______

    Total operating expenses                     4,345         4,933
                                                ______        ______


Income (Loss) from operations                       59         (276)

Interest expense, BIL (Note 4)                     373           113

Interest expense, other                            548           455
                                                ______        ______


Loss before income taxes                         (862)         (844)

Income tax provisions                              (2)            96
                                                ______        ______

Net loss                                      $  (860)      $  (940)


Loss per share (Note 6)                         $(.01)        $(.01)


Weighted average number of Common
Shares outstanding                            72,265,185    72,199,612


           The accompanying Notes are an integral part of these Consolidated Financial Statements

                   CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in thousands except per-share data)


                                              Six Months Ended June 30
                                             --------------------------
                                                 1995          1994
                                               --------      --------
                                                    (Unaudited)


Revenues                                       $36,962       $40,359
Cost of sales                                   28,351        31,622
                                               _______       _______

    Gross profit                                 8,611         8,737

Selling expenses                                6,181          7,316
General and administrative expenses              2,646         2,846
                                               _______       _______

    Total operating expenses                    8,827         10,162
                                               _______       _______


Loss from operations                             (216)       (1,425)

Interest expense, BIL (Note 4)                     748           330

Interest  expense, other                         1,054           701
                                               _______       _______


Loss before income taxes                       (2,018)       (2,456)

Income tax provisions                               12           157
                                               _______       _______

Net loss                                      $(2,030)      $(2,613)


Loss per share (Note 6)                         $(.03)        $(.04)


Weighted average number of Common
Shares outstanding                            72,266,456    72,199,612


           The accompanying Notes are an integral part of these Consolidated Financial Statements

                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)

                                  ASSETS

                                               June 30     December 31
                                                 1995          1994
                                               --------    -----------
                                             (Unaudited)
CURRENT ASSETS:

    Cash and cash equivalents                  $    97         $ 513
    Accounts receivable, less allowance
      for doubtful accounts of $1,815
      in 1995 and $2,088 in 1994                17,080        18,894
    Inventories (Note 7)                        18,890        20,449
    Assets held for sale (Notes 1 and 5)          948         11,289
    Other current assets                         2,030         1,444
                                                ______        ______

    Total current assets                        39,467        52,589
                                                ______        ______

PROPERTY, PLANT AND EQUIPMENT:

    Land                                           240           237
    Buildings and improvements                   4,573         4,056
    Machinery and equipment                     15,005        14,636
                                                ______        ______

                                                19,818        18,929
    Less accumulated depreciation
      and amortization                        (12,061)      (10,994)
                                                ______        ______

    Property, plant and equipment, net           7,757         7,935


INTANGIBLE ASSETS, NET                             556           710

OTHER ASSETS                                     2,312           335
                                                ______        ______

TOTAL ASSETS                                   $49,655       $61,569


           The accompanying Notes are an integral part of these Consolidated Financial Statements

                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

                                               June 30     December 31
                                                 1995          1994
                                               --------    -----------
                                             (Unaudited)
CURRENT LIABILITIES:
    Short-term borrowings and current install-
      ments of long-term debt of $510
      in 1995 and $1,984 in 1994 (Note 4)       $9,061       $11,155
    Short-term borrowing from BIL (Note 4)         ---         6,503
    Accounts payable                             7,795        11,958
    Accrued payroll costs                        6,386         7,900
    Accrued interest, BIL (Note 4)               1,709           960
    Accrued expenses                             8,839         9,697
    Accrued restructuring expenses (Notes 1, 5)  1,253         4,476
                                                ______        ______

    Total current liabilities                   35,043        52,649
                                                ______        ______
LONG-TERM DEBT, NET OF
    CURRENT PORTION  (Note 4)                   12,530        12,968

LONG-TERM BORROWINGS FROM BIL (Note 4)          20,603        12,000

OTHER LONG-TERM LIABILITIES                         81           133

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' DEFICIT: (Notes 1, 4 and 8)
    Series A Convertible Preferred Stock        12,087        12,087
    Series B Convertible Preferred Stock         1,317         1,317
    Series C Convertible Preferred Stock        20,000        20,000
    Common Stock, par value: $.01;
      authorized 120,000,000 shares                722           722
    Additional paid-in capital                 105,598       105,595
    Accumulated deficit                      (155,798)     (153,228)
    Minimum pension liability adjustment       (1,812)       (1,812)
    Cumulative translation adjustments           (716)         (862)
                                                ______        ______

    Total stockholders' deficit               (18,602)      (16,181)
                                                ______        ______

TOTAL LIABILITIES AND STOCKHOLDERS'
  DEFICIT                                      $49,655       $61,569

           The accompanying Notes are an integral part of these Consolidated Financial Statements

             EVEREST & JENNINGS INTERNATIONAL LTD. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1995

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

             EVEREST & JENNINGS INTERNATIONAL LTD. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1995

                             (Dollars in thousands)
                                   (unaudited)

                                   (continued)

                                                                    Minimum
                                     Additional     Accumu-         Pension        Cumulative
                                      Paid-in        lated         Liability      Translation
                                      Capital       Deficit        Adjustment     Adjustments        Total
                                     ----------     -------        ----------     -----------        -----


Balance at December 31, 1994         $105,595     $(153,228)       $(1,812)         $(862)        $(16,181)

Common Stock Issued for
  Exercised Options                         3             --             --             --                3

Accrued Dividends on Series A
  Convertible Preferred Stock              --          (540)             --             --            (540)

Net loss                                   --        (2,030)             --             --          (2,030)

Translation adjustments                    --             --             --            146              146
                                       ______       ________         ______           ____           ______

Balance at March 31, 1995            $105,598     $(155,798)       $(1,812)         $(716)        $(18,602)


          The accompanying Notes are an integral part of this Consolidated
Financial Statement

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)

                                              Six Months Ended June 30
                                             -------------------------
                                                 1995          1994
                                               --------      --------
                                                    (Unaudited)
Cash flows from operating activities:
    Net loss                                  $(2,030)      $(2,613)
    Adjustment to reconcile net loss to
        cash used in operating activities:
      Depreciation and amortization              1,221           776

Changes in operating assets and liabilities:
    Accounts receivable                          2,396       (1,662)
    Inventories                                  1,559           435
    Accounts payable                           (1,933)       (1,535)
    Accrued interest, BIL                          749           329
    Accrued payroll costs, expenses and
        income taxes                           (2,438)       (1,145)
    Accrued restructuring expenses             (3,223)         (855)
    Other, net                                   (448)           205
                                                ______        ______

    Cash used in operating activities          (4,147)       (6,065)
                                                ______        ______
Cash flows from investing activities:
    Capital expenditures                         (452)         (558)
    Proceeds from disposition of assets
        held for sale                            4,518            --
                                                ______        ______

    Cash provided by (used in)
        investing activities                     4,066         (558)
                                                ______        ______
Cash flows from financing activities:
    Advances from BIL                            2,100         6,350
    (Decrease) in short-term and
        long-term borrowings, net              (2,532)       (1,211)
    Proceeds from exercise of stock options          3            --
    Changes in other long-term liabilities        (52)          (27)
                                                ______        ______
    Cash provided by (used in) financing
        activities                               (481)         5,112
                                                ______        ______

Effect of exchange rate changes on cash flow       146         (147)
                                                ______        ______

Decrease in cash balance                         (416)       (1,658)

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)
                                (continued)

                                              Six Months Ended June 30
                                             -------------------------
                                                 1995          1994
                                               --------      --------
                                                    (Unaudited)

Cash and cash equivalents balance at
    beginning of year                              513         1,872
                                                ______        ______

Cash and cash equivalents balance
    at end of period                               $97          $214

Supplemental disclosures of cash flow
information:

    Cash paid for interest                      $1,352           708
    Cash paid for income taxes                    $172          $132


           The accompanying Notes are an integral part of these Consolidated Financial Statements



           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands except per-share data)

NOTE 1 -- CORPORATE RESTRUCTURING

     The Company has incurred substantial financial losses in a continuing effort to restructure its operations with the objective of improving its competitive position within the durable medical equipment industry. Restructuring activities have included asset sales, significant reductions in headcount, plant closures and consolidations, product line rationalization, debt to equity conversion and outsourcing of manufacturing
operations.   In  addition  to  the foregoing, pursuant  to  an  Asset  Purchase
Agreement dated February 15, 1995, the Company sold the Smith & Davis Institutional Business effective April 4, 1995 (see Note 5--Assets Held for
Sale).

     The Company's 1995 revenues and operating results have been negatively impacted by ongoing price competition, liquidity constraints and loss of market share due to the relocation of the Company's primary domestic wheelchair manufacturing facility from California to Missouri. The loss of customer confidence stemming from long lead times and shipping delays due to start-up inefficiencies and inventory imbalances in the Missouri manufacturing operations is expected to adversely impact revenues, operating income and cash flow at least through the end of 1995. Management is implementing plans which are intended to address the Company's problems with manufacturing and shipment delays. The plans also address the rationalization of the Company's production facilities and the increased outsourcing of products and product components, the effects of which will be to lower the Company's production costs. Order rates, margins and market share must increase, production and operating costs must be reduced and customer confidence must be restored in the very near term if the Company is to generate the cash flow necessary to fund its operations on a continuing basis and to achieve profitability.

     The  accompanying  consolidated financial  statements  have  been  prepared under the going concern concept, which anticipates an entity will continue in its present form and, accordingly, uses the historical cost basis to prepare financial statements. The Company has incurred substantial restructuring expenses and recurring operating losses and has a net capital deficiency at June 30, 1995. No assurance can be made that the Company will successfully emerge from or complete its restructuring activities.



NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Significant accounting policies followed for the three month and six month periods ended June 30, 1995 are the same as those disclosed in the
Notes to the Company's December 31, 1994 Consolidated Financial Statements, which were included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. All dollar amounts in these Notes to Unaudited Consolidated Financial Statements are in thousands except per-share data or as otherwise specified. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of (a) the consolidated results of operations for the three  month  and  six  month periods ended June 30,  1995  and  1994;  (b)  the consolidated  financial  position at June 30, 1995 and December  31,  1994;  and
(c) the consolidated cash flows for the six month periods ended June 30, 1995 and 1994 have been made. However, the consolidated financial statements included herewith do not include any adjustments that might result from the Company's inability to emerge from or complete its ongoing restructuring activities and continue as a going concern -- See Note 1 to the Unaudited Consolidated Financial Statements. Certain reclassifications have been made to prior period financial statements to conform with current period presentation.



NOTE 3 -- OWNERSHIP

    80% of the Company's common shares and all of the Company's Series A, B and C Preferred shares are owned by a wholly-owned subsidiary of Brierley Investments Ltd ("BIL"), a New Zealand investment firm.



NOTE 4 -- DEBT

     The  Company's  debt  as  of June 30, 1995 and  December  31,  1994  is  as follows:
                                               June 30     December 31
                                                 1995          1994
                                               --------    -----------
Revolving Promissory Note to BIL               $20,603       $18,503
Loans payable to HSBC                           10,000        10,000
Other domestic debt                              5,334         8,913
Foreign debt                                     6,257         5,210
                                                ______        ______

    Total debt                                  42,194        42,626

Less short-term borrowings and current
    installments of long-term debt              9,061         17,658
                                                ______        ______
    Long-term debt, net of current
      portion, including Revolving
      Promissory Note to BIL                   $33,133       $24,968


     On September 30, 1992, E&J Inc. entered into a $20 million Revolving Credit Agreement with The Hongkong and Shanghai Banking Corporation Limited ("HSBC"). Advances under the Revolving Credit Agreement bear interest at the prime rate as announced by Marine Midland Bank, N.A. from time to time. As of September 30, 1993, HSBC and E&J Inc. agreed to amend the Revolving
Credit  Agreement  and  extend  its  term  to  September  30,  1996.   The  HSBC
facility, as amended, provides up to $6 million for letter of credit availability and, additionally, cash advances of up to $10 million to E&J Inc. Such cash advances have been fully utilized since October, 1993. Repayment of existing debt with BIL is subordinated to the HSBC debt, and an affiliate of BIL has guaranteed repayment of the HSBC debt.

     As part of a debt conversion transaction described in Note 8 hereto, BIL agreed to provide to the Company and E&J Inc. a revolving credit facility of up to $12.5 million. Such revolving credit facility was amended to allow advances up to $20.6 million. At June 30, 1995 and December 31, 1994 this facility has been fully utilized to the extent of advances. The BIL revolving credit facility has been extended to September 30, 1996, bears interest at the rate of 8% per annum, and is secured by a lien on and security interest in all assets of the Company and E&J Inc. As of June 30, 1995, $1.7 million of accrued, unpaid interest was due BIL under the BIL revolving credit facility .

     In July, 1991, the Company obtained a credit facility for its Smith & Davis subsidiary which has been amended three times. This facility now extends through December 31, 1995, bears interest at prime plus 2% and as of April 4, 1995 allows for advances of up to $3.5 million. The facility is secured by substantially all of the remaining assets of Smith & Davis.
At June 30, 1995, the Company had borrowed $2.4 million under this credit facility.

      The Company's Canadian subsidiary has credit facilities in the aggregate of $5.4 million, of which $5.3 million was borrowed as of June
30, 1995 at interest rates ranging from prime plus 1/2% to prime plus 3/4%. The loans are secured by the assets of the Canadian subsidiary.

     The Company's Mexican subsidiary has a credit facility in the aggregate of $0.9 million, which was fully utilized as of June 30, 1995 at interest rates approximating 13%. The loan is secured by the assets of the Mexico subsidiary.

     At June 30, 1995, the Company was contingently liable under existing letters of credit in the aggregate amount of approximately $15.8 million.



NOTE 5 -- ASSETS HELD FOR SALE

     Pursuant  to  an  Asset  Purchase Agreement dated February  15,  1995,  the
Company  sold  the  Smith  &  Davis Institutional  Business.   This  transaction
was finalized effective April 4, 1995.

     Net assets held for sale of the Company's Smith & Davis Institutional Business consisted of the following as of December 31, 1994 (stated at estimated net realizable values). Such values approximated the net proceeds from the sale of the Institutional Business on April 4, 1995. The proceeds consisted of approximately $4.5 million in cash (which was used to repay debt), $2.7 million in assumption of liabilities, and notes valued at approximately $2.1 million, which are included in other assets on the accompanying financial statements.

                                               June 30     December 31
                                                 1995          1994
                                               --------    -----------
    Smith & Davis:
        Accounts receivable                      $  --       $ 4,099
        Inventories                                948         4,298
        Land and buildings                          --         1,350
        Machinery & equipment                       --         1,200
        Other assets                                --           342
                                                 _____       _______

    Total assets held for sale                   $ 948       $11,289

The remaining assets held for sale were sold on August 9, 1995.


     Results of operations for the Smith & Davis Institutional Business for the six month periods ended June 30, 1995 (through the April 4 disposition date) and 1994 were as follows:

                                         Six Months Ended June 30
                                       ---------------------------
                                         1995                1994
                                        ------              ------

    Revenues                            $5,508             $10,473
    Cost of sales                        3,940               7,540
                                         _____               _____

    Gross profit                        1,568                2,933
    Operating expenses                   1,279               3,435
    Interest expense                       160                 277
                                         _____               _____

    Net income (loss)                   $  129             $ (779)


     During the phase out period through the disposal date (April 4, 1995), the results of the Smith & Davis Institutional Business were included as a component of accrued restructuring expenses on the consolidated balance sheet.



NOTE 6 -- LOSS PER SHARE

     Loss per share for the three month and six month periods ended June 30, 1995 and 1994 is calculated based on the weighted average number of shares of Common Stock outstanding during the periods.


NOTE 7 -- INVENTORIES

     Inventories at June 30, 1995 and December 31, 1994 consist of the following:

                                               June 30     December 31
                                                 1995          1994
                                               --------    -----------

          Raw materials                        $8,611       $ 10,249
          Work-in-process                        5,607         5,585
          Finished goods                         4,672         4,615
                                                ______        ______

                                               $18,890       $20,449



NOTE 8 -- COMMON STOCK

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



NOTE 9 -- CONTINGENT LIABILITIES

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

     Die Cast Products, Inc. ("Die Cast Products"), a former subsidiary of the Company, has been named as a defendant in a lawsuit filed by the State of California pursuant to the Comprehensive Environmental Response, Compensation and Liability Act 42 U.S.C. par9601 et sec. The Company was originally notified of this action on December 10, 1992. The lawsuit seeks to recover response and remediation costs in connection with the release or threatened release of hazardous substances at 5619-21 Randolph Street, in the City of Commerce, California ("Randolph Street Site"). It is alleged that the Randolph Street Site was used for the treatment, storage and disposal of hazardous substances. The Company anticipates being named as a defendant as a result of its former ownership of Die Cast Products, which allegedly disposed of hazardous waste materials at the Randolph Street Site. Investigation with respect to potential liability of the Company is in the early stages. Issues to be addressed include whether the Company has any responsibility for the alleged hazardous waste disposals of its former subsidiary, whether the subsidiary actually sent hazardous waste materials to the Randolph Street Site; the nature, extent and costs of the ultimate cleanup required by the State of California; the share of that cleanup which may ultimately be allocated to the Company's former subsidiary and/or the Company; and the extent to which insurance coverage may be available for any costs which may eventually be assigned to the Company. Remedial investigations performed on behalf of the State of California at the Randolph Street Site have disclosed soil and groundwater contamination. The Company recorded a reserve of $1.0 million for this matter in 1993. This site continues under investigation by the State of California. No charges to operations were made during 1994 or 1995 pursuant to this site.

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

     In 1989, a patent infringement case was initiated against E&J Inc. and other defendants in the U.S. District Court, Central District of California. E&J Inc. prevailed at trial with a directed verdict of patent invalidity and non-infringement. The plaintiff filed an appeal with the
U.S. Court of Appeals for the Federal Circuit. On March 31, 1993, the Court of Appeals vacated the District Court's decision and remanded the case for trial. Impacting the retrial of this litigation was a re-examination proceeding before the Board of Patent Appeals with respect to the subject patent. A ruling was rendered November 23, 1993 sustaining the claim of the patent which E&J Inc. has been charged with infringing. Upon the issuance of a patent re-examination certificate by the U.S. Patent Office, the plaintiff presented a motion to the District Court requesting a retrial of the case. The Company presented a Motion for Summary Judgment of Noninfringement based in part upon the November 23, 1993 decision of the Board of Patent Appeals. The Motion was granted in follow-up conferences and an official Judgment was entered November 17, 1994. No written opinion has  yet  been  issued, but the Court indicated in conferences  that  one  might be rendered. The plaintiff filed a Notice of Appeal on November 23, 1994, which will be heard in August 1995. E&J Inc. believes this case is without merit and intends to contest it vigorously. The ultimate liability of E&J Inc., if any, cannot be determined at this time.

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



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1995

     The following table summarizes operating results of the Company for the three months ended June 30, 1995 and 1994 (dollars in millions):

                                         Three Months Ended June 30
                                        ---------------------------
                                         1995                1994
                                     ------------        ------------
                                     Amount    %         Amount    %
                                     ------   ---        ------   ---

          Revenue                    $18.4    100        $20.1    100
          Cost of sales               14.0     76         15.5     77
                                     ______   ____       ______   ____

          Gross profit                 4.4     24          4.6     23
          Operating expenses           4.4     24          4.9     25
                                     ______   ____       ______   ____

          Operating loss             ---      ---         (0.3)   (2)
          Interest expense             0.9      5          0.5      2
                                     ______   ____       ______   ____

          Loss before income taxes    (0.9)   (5)         (0.8)   (4)
          Income tax provisions       --       --          0.1     --
                                     ______   ____       ______   ____

          Net loss                   $(0.9)   (5)        $(0.9)   (4)


     Second  quarter  1995  revenues of $18.4 million  decreased  $1.7  million, or 8%, from 1994, due primarily to reduced domestic sales during 1995 of homecare wheelchairs previously sold to distributors. During 1995 the Company has shifted its homecare sales efforts away from distributors to independent sales representatives to improve margins. Domestic sales decreased by $1.4 million from 1994 to 1995.

     Second quarter 1995 revenues in the Everest & Jennings' Canadian and Mexican subsidiaries were down $0.3 million or 5%, due primarily to unfavorable Canadian and Mexican exchange rates and a substantial slowdown in the Mexican economy.

     Total Company second quarter gross profit decreased $0.2 million from $4.6 million in 1994 to $4.4 million in 1995. As a percentage of sales, margins increased from 23% during 1994 to 24% during 1995, due primarily to the implementation of cost reductions throughout 1994 at the Company's primary domestic wheelchair manufacturing facility. To continue the improvement in the Company's operating efficiencies and reduction in cost structure, additional production relocation and facility rationalizations are planned during 1995.

     Total  Company  second  quarter operating expenses decreased  $0.5  million from $4.9 million in 1994 to $4.4 million in 1995 due primarily to reduced spending levels and headcount reductions. Spending reductions included a reduction in research and development spending of $0.2 million from $0.4 million during 1994 to $0.2 million during 1995. The Company's restructuring and headcount reductions have begun to produce more favorable operating results.

      Interest  expense  of  $0.9  million  in  the  second  quarter   of   1995
increased from the comparable period in the prior year due to increased borrowing throughout 1994.

     Neither the results of the second quarter 1995 nor 1994 include the results of the Smith & Davis Institutional Business, which are instead reflected in the restructuring reserve. See Note 5--Assets Held for Sale.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1995

     The following table summarizes operating results of the Company for the three months ended June 30, 1995 and 1994 (dollars in millions):

                                          Six Months Ended June 30
                                        ---------------------------
                                         1995                1994
                                     ------------        ------------
                                     Amount    %         Amount    %
                                     ------   ---        ------   ---

          Revenue                    $37.0    100        $40.4    100
          Cost of sales               28.4     77         31.7     78
                                     ______   ____       ______   ____

          Gross profit                 8.6     23          8.7     22
          Operating expenses           8.8     24         10.1     25
                                     ______   ____       ______   ____

          Operating loss              (0.2)   (1)         (1.4)   (3)
          Interest expense             1.8      4          1.1      3
                                     ______   ____       ______   ____

          Loss before income taxes    (2.0)   (5)         (2.5)   (6)
          Income tax provisions       --       --          0.1     --
                                     ______   ____       ______   ____

          Net loss                   $(2.0)   (5)        $(2.6)   (6)

     Revenues  for  the  first  six months of 1995 of  $37.0  million  decreased
$3.4 million, or 8%, from 1994, due primarily to increased sales during 1994 resulting from substantial reductions of domestic wheelchair backlog carried over from 1993. Additionally, during 1995 the Company has shifted its homecare sales efforts away from distributors to independent sales representatives to improve margins. This change has resulted in reduced domestic wheelchair sales. Domestic sales decreased by $2.8 million from 1994 to 1995.

      1995 revenues in the Everest & Jennings' Canadian and Mexican subsidiaries were down $0.6 million or 8%, due primarily to unfavorable Canadian and Mexican exchange rates and a substantial slowdown in the Mexican economy.

     Total Company gross profit for the period decreased $0.1 million from $8.7 million in 1994 to $8.6 million in 1995. As a percentage of sales, margins increased from 22% during 1994 to 23% during 1995, due primarily to the implementation of cost reductions throughout 1994 at the Company's primary domestic wheelchair manufacturing facility. To continue the improvement in the Company's operating efficiencies and reduction in cost structure, additional production relocation and facility rationalizations are planned during 1995.

     Total Company operating expenses for the period decreased $1.3 million from $10.1 million in 1994 to $8.8 million in 1995 due primarily to reduced spending levels and headcount reductions. Spending reductions included a reduction in research and development spending of $0.5 million from $1.1 million during 1994 to $0.6 million during 1995. The Company's restructuring and headcount reductions have begun to produce more favorable operating results.


     Interest expense of $1.8 million for the period during 1995 increased from the comparable period in the prior year due to increased borrowing throughout 1994.

     Neither the results for the period during 1995 nor 1994 include the results of the Smith & Davis Institutional Business, which are instead reflected in the restructuring reserve. See Note 5--Assets Held for Sale.



LIQUIDITY AND CAPITAL RESOURCES

      The  Company's  primary  sources  of  liquidity  are  cash  provided  from operations, borrowings from BIL and affiliates and cash on hand. At June 30, 1995 the Company had $0.1 million in cash, and at December 31, 1994 the Company had $0.5 million in cash. At June 30, 1995, total debt of $42.2 million was $0.4 million lower than the $42.6 million in debt at December 31, 1994. The decrease was due to repayments of domestic borrowing with the proceeds of the Institutional Sale, offset by increased borrowings from BIL of approximately $2.1 million. See Note 4--Debt of the Notes to the Unaudited Consolidated Financial Statements included in Item 1 of this Form 10-Q.

     The Company's 1995 revenues and operating results have been negatively impacted by ongoing price competition, liquidity constraints and loss of market share due to the relocation of the Company's primary domestic wheelchair manufacturing facility from California to Missouri. The loss of customer confidence stemming from long lead times and shipping delays due to start-up inefficiencies and inventory imbalances in the Missouri manufacturing operations is expected to adversely impact revenues, operating income and cash flow at least through the end of 1995. Management is implementing plans which are intended to address the Company's problems with manufacturing and shipment delays. The plans also address the rationalization of the Company's production facilities and the increased outsourcing of products and product components, the effects of which will be to lower the Company's production costs. Order rates, margins and market share must increase, production and operating costs must be reduced and customer confidence must be restored in the very near term if the Company is to generate the cash flow necessary to fund its operations on a continuing basis and to achieve profitability.

      Management   believes  that  the  Company's  domestic  and   international
manufacturing capacity is sufficient to meet anticipated demand for the foreseeable future.



                        PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      See   Note  9--Contingent  Liabilities  to  the  Notes  to  the  Unaudited
Consolidated  Financial  Statements  in  Item  1  of  this  Form  10-Q   for   a
description of certain pending lawsuits and proceedings.


ITEM 2.  CHANGES IN SECURITIES

    None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) An annual meeting of shareholders was held at the Company's offices on June 6, 1995.

     (b)  Proposal  No.  1:   The following were elected Directors:   Sandra  L.
Baylis,  Bevil  J.  Hogg, Rodney F. Price, Robert C. Sherburne  and  Charles  D.
Yie.

     (c)  Proposal  No.  2:   Whether  to adopt  the  1994  Everest  &  Jennings
International Ltd. Stock Option Plan.

          Proposal  No.  3:   Whether  to  ratify  the  appointment   of   Price
Waterhouse   LLP   as  independent  accountants  for  the  fiscal   year   ended
December 31, 1995.

    Tabulations for the proposals voted at the annual meeting follow:

COMMON SHARES:
                                                                 Broker
                     For         Against/Withheld   Abstain    Non-votes
Directors:
  Baylis           68,784,215         178,434             0             0
  Hogg             66,782,824         179,825             0             0
  Price            68,784,215         178,434             0             0
  Sherburne        68,784,215         178,434             0             0
  Yie              68,784,215         178,434             0             0

Proposal No. 2     64,697,805         257,346        91,523        84,701

Proposal No. 3     68,870,617          90,118         1,184           650



PREFERRED SHARES:
                                                                 Broker
                     For         Against/Withheld   Abstain    Non-votes
Directors:
  Baylis           28,004,561           0              0           0
  Hogg             28,004,561           0              0           0
  Price            28,004,561           0              0           0
  Sherburne        28,004,561           0              0
  Yie              28,004,561           0              0           0

Proposal No. 2     28,004,561           0              0           0

Proposal No. 3     28,004,561           0              0           0



ITEM 5.  OTHER INFORMATION

     During the six months ended June 30, 1995, the Company borrowed a total of $2.1 million from BIL as advances under its revolving credit facility to provide cash necessary for operations of the Company's headquarters and manufacturing facility in St. Louis, Missouri and for accrued restructuring expenses, as follows:

                   $2,100,000    June 20, 1995

     The foregoing borrowing was treated as an advance under the revolving credit facility, which bears interest at 8.0% per annum and requires that all principal and unpaid interest is due on September 30, 1996. Interest has been accrued accordingly, with a balance of $1.7 million as of June 30, 1995.



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

Date:  August 14, 1995             EVEREST & JENNINGS INTERNATIONAL LTD.
                                            (Registrant)

                                   By  /s/ Timothy W. Evans
                                      Timothy W. Evans
                                      Vice President and
                                      Chief Financial Officer

                                   By /s/ Bevil J. Hogg
                                      Bevil J. Hogg
                                      President and
                                      Chief Executive Officer