Form 10-Q
period 1995-09-30
EVEREST & JENNINGS INTERNATIONAL LTD
filed 1995-11-13
CIK 33837

EVEREST & JENNINGS INTERNATIONAL LTD. AND SUBSIDIARIES

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


  X   Quarterly Report pursuant to Section 13 or 15(d) of the Securities
                           Exchange Act of 1934

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995
                                    or
    Transition Report pursuant to Section 13 or 15(d) of the Securities
                           Exchange Act of 1934
               For the transition period from _____ to _____


                      Commission File Number: 0-3585
                         ________________________

                   EVEREST & JENNINGS INTERNATIONAL LTD.
          (Exact name of registrant as specified in its charter)

             DELAWARE                                95-2536185
 (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                Identification No.)

          4203 EARTH CITY EXPRESSWAY, EARTH CITY, MISSOURI  63045
                 (Address of principal executive offices)

     Registrant's telephone number, including area code:  314-512-7000

          1100 CORPORATE SQUARE DRIVE, ST. LOUIS, MISSOURI  63132
               (Former address if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
the filing requirements for the past 90 days:   Yes X     No

Shares of Common Stock outstanding as of November 10, 1995:  72,266,185

                       QUARTERLY REPORT ON FORM 10-Q
                            SEPTEMBER 30, 1995

                             TABLE OF CONTENTS

                                                                     Page
PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements                                      3

     Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                  18

PART II.   OTHER INFORMATION

     Item 1.  Legal Proceedings                                        22

     Item 2.  Changes in Securities                                    22

     Item 3.  Defaults upon Senior Securities                          22

     Item 4.  Submission of Matters to a Vote of Security Holders      22

     Item 5.  Other Information                                        22

     Item 6.  Exhibits and Reports on Form 8-K                         22

SIGNATURE                                                              23

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

                   CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in thousands except per-share data)

                                            Three Months Ended Sept. 30
                                            ---------------------------
                                                 1995          1994
                                               --------      --------
                                                    (Unaudited)

Revenues                                       $19,346       $19,829
Cost of sales                                   15,220        15,155
                                                ______        ______

    Gross profit                                 4,126         4,674

Selling expenses                                 2,755         3,596
General and administrative expenses              1,318         1,174
                                                ______        ______

    Total operating expenses                     4,073         4,770
                                                ______        ______

Income (loss) from operations                       53          (96)

Interest expense, BIL (Note 4)                     431           263

Interest  expense, other                           485           424
                                                ______        ______

Loss before income taxes                         (863)         (783)

Income tax provisions                               61           114
                                                ______        ______

Net loss                                       $ (924)       $ (897)

Loss per share (Note 6)                         $(.01)        $(.01)

Weighted average number of Common
Shares outstanding                            72,266,185    72,199,612

           The accompanying Notes are an integral part of these Consolidated Financial Statements

                   CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in thousands except per-share data)

                                             Nine Months Ended Sept. 30
                                             --------------------------
                                                 1995          1994
                                               --------      --------
                                                    (Unaudited)

Revenues                                       $56,308       $60,188
Cost of sales                                   43,571        46,777
                                               _______       _______

    Gross profit                                12,737        13,411

Selling expenses                                 8,936        10,912
General and administrative expenses              3,964         4,020
                                               _______       _______

    Total operating expenses                    12,900        14,932
                                               _______       _______

Loss from operations                             (163)       (1,521)

Interest expense, BIL (Note 4)                   1,179           592

Interest  expense, other                         1,539         1,126
                                               _______       _______

Loss before income taxes                       (2,881)       (3,239)

Income tax provisions                               73           271
                                               _______       _______

Net loss                                      $(2,954)      $(3,510)

Loss per share (Note 6)                         $(.04)        $(.05)

Weighted average number of Common
Shares outstanding                            72,265,559    72,199,612

           The accompanying Notes are an integral part of these Consolidated Financial Statements

                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)

                                  ASSETS

                                               Sept. 30      Dec. 31
                                                 1995          1994
                                               --------      -------
                                             (Unaudited)
CURRENT ASSETS:

    Cash and cash equivalents                  $   236         $ 513
    Accounts receivable, less allowance
      for doubtful accounts of $1,607
      in 1995 and $2,088 in 1994                17,587        18,894
    Inventories (Note 7)                        18,885        20,449
    Assets held for sale (Notes 1 and 5)            --        11,289
    Other current assets                         1,784         1,444
                                                ______        ______

    Total current assets                        38,492        52,589
                                                ______        ______

PROPERTY, PLANT AND EQUIPMENT:

    Land                                           263           237
    Buildings and improvements                   4,593         4,056
    Machinery and equipment                     15,078        14,636
                                                ______        ______

                                                19,934        18,929
    Less accumulated depreciation
      and amortization                        (12,577)      (10,994)
                                                ______        ______

    Property, plant and equipment, net           7,357         7,935

INTANGIBLE ASSETS, NET                             479           710

OTHER ASSETS                                     2,821           335
                                                ______        ______

TOTAL ASSETS                                   $49,149       $61,569

           The accompanying Notes are an integral part of these Consolidated Financial Statements

                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

                                               Sept. 30      Dec. 31
                                                 1995          1994
                                               --------      -------
                                             (Unaudited)
CURRENT LIABILITIES:
    Short-term borrowings and current install-
      ments of long-term debt of $380
      in 1995 and $1,984 in 1994 (Note 4)       $8,668       $11,155
    Short-term borrowing from BIL (Note 4)         ---         6,503
    Accounts payable                             6,407        11,958
    Accrued payroll costs                        6,207         7,900
    Accrued interest, BIL (Note 4)               2,139           960
    Accrued expenses                             8,811         9,697
    Accrued restructuring expenses (Notes 1, 5)    749         4,476
                                                ______        ______

    Total current liabilities                   32,981        52,649
                                                ______        ______
LONG-TERM DEBT, NET OF
    CURRENT PORTION  (Note 4)                   12,298        12,968

LONG-TERM BORROWINGS FROM BIL (Note 4)          23,603        12,000

OTHER LONG-TERM LIABILITIES                         60           133

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' DEFICIT: (Notes 1, 4 and 8)
    Series A Convertible Preferred Stock        12,087        12,087
    Series B Convertible Preferred Stock         1,317         1,317
    Series C Convertible Preferred Stock        20,000        20,000
    Common Stock, par value: $.01;
      authorized 120,000,000 shares                722           722
    Additional paid-in capital                 105,598       105,595
    Accumulated deficit                      (156,993)     (153,228)
    Minimum pension liability adjustment       (1,812)       (1,812)
    Cumulative translation adjustments           (712)         (862)
                                                ______        ______

    Total stockholders' deficit               (19,793)      (16,181)
                                                ______        ______

TOTAL LIABILITIES AND STOCKHOLDERS'
  DEFICIT                                      $49,149       $61,569

           The accompanying Notes are an integral part of these Consolidated Financial Statements

          EVEREST & JENNINGS INTERNATIONAL LTD. AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995

                          (Dollars in thousands)
                                (unaudited)

                                        Series A               Series B                 Series C
                                      Convertible             Convertible             Convertible
                                    Preferred Stock         Preferred Stock         Preferred Stock           Common Stock
                                    ---------------         ---------------         ---------------           ------------
                                    SharesAmount            Shares    Amount        Shares    Amount        Shares    Amount
                                    ------    ------        ------    ------        ------    ------        ------    ------


Balance at December 31, 1994     7,218,204   $12,087       786,357    $1,317    20,000,000   $20,000    72,257,812      $722

Common Stock Issued for
  Exercised Options                     --        --            --        --            --        --         8,373        --

Accrued Dividends on Series A
  Convertible Preferred Stock           --        --            --        --            --        --            --        --

Net loss                                --        --            --        --            --        --            --        --

Translation adjustments                 --        --            --        --            --        --            --        --
                                 _________   _______       _______    ______    __________   _______    __________      ____

Balance at September 30, 1995    7,218,204   $12,087       786,357    $1,317    20,000,000   $20,000    72,266,185      $722

          EVEREST & JENNINGS INTERNATIONAL LTD. AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995

                          (Dollars in thousands)
                                (unaudited)
                                (continued)

                                                                    Minimum
                                     Additional     Accumu-         Pension        Cumulative
                                      Paid-in        lated         Liability      Translation
                                      Capital       Deficit        Adjustment     Adjustments        Total
                                     ----------     -------        ----------     -----------        -----


Balance at December 31, 1994         $105,595     $(153,228)       $(1,812)         $(862)        $(16,181)

Common Stock Issued for
  Exercised Options                         3             --             --             --                3

Accrued Dividends on Series A
  Convertible Preferred Stock              --          (811)             --             --            (811)

Net loss                                   --        (2,954)             --             --          (2,954)

Translation adjustments                    --             --             --            150              150
                                       ______       ________         ______           ____           ______

Balance at September 30, 1995        $105,598     $(156,993)       $(1,812)         $(712)        $(19,793)

The accompanying Notes are an integral part of this Consolidated Financial
Statement

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)

                                             Nine Months Ended Sept. 30
                                             --------------------------
                                                 1995          1994
                                               --------      --------
                                                    (Unaudited)
Cash flows from operating activities:
    Net loss                                  $(2,954)      $(3,510)
    Adjustment to reconcile net loss to
        cash used in operating activities:
      Depreciation and amortization              1,812         1,268

Changes in operating assets and liabilities:
    Accounts receivable                          1,991       (1,144)
    Inventories                                  2,247       (3,026)
    Accounts payable                           (3,321)          (34)
    Accrued interest, BIL                        1,179           592
    Accrued payroll costs, expenses and
        income taxes                           (2,916)       (2,653)
    Accrued restructuring expenses             (3,727)       (1,670)
    Other, net                                   (126)         (925)
                                                ______        ______

    Cash used in operating activities          (5,815)      (11,102)
                                                ______        ______
Cash flows from investing activities:
    Capital expenditures                       (1,003)         (617)
    Proceeds from disposition of assets
        held for sale                            4,518            --
                                                ______        ______

    Cash provided by (used in)
        investing activities                     3,515         (617)
                                                ______        ______
Cash flows from financing activities:
    Advances from BIL                            5,100        14,802
    (Decrease) in short-term and
        long-term borrowings, net              (3,157)       (4,367)
    Proceeds from exercise of stock options          3            --
    Changes in other long-term liabilities        (73)          (42)
                                                ______        ______

    Cash provided by financing activities        1,873        10,393
                                                ______        ______

Effect of exchange rate changes on cash flow       150          (55)
                                                ______        ______

Decrease in cash balance                         (277)       (1,381)

Cash and cash equivalents balance at
    beginning of year                              513         1,872
                                                ______        ______

Cash and cash equivalents balance
    at end of period                            $  236        $  491

Supplemental disclosures of cash flow
information:

    Cash paid for interest                      $1,584        $1,106
    Cash paid for income taxes                  $  159        $  203


           The accompanying Notes are an integral part of these Consolidated Financial Statements

           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands except per-share data)

NOTE 1 -- CORPORATE RESTRUCTURING

     The Company has incurred substantial financial losses in a continuing effort to restructure its operations with the objective of improving its competitive position within the durable medical equipment industry. Restructuring activities have included asset sales, significant reductions in headcount, plant closures and consolidations, product line rationalization, debt to equity conversion and outsourcing of manufacturing operations. In addition to the foregoing, the Company sold the Smith & Davis Institutional Business effective April 4, 1995 (see Note 5--Assets Held for Sale).

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

     The accompanying consolidated financial statements have been prepared under the going concern concept, which anticipates an entity will continue in its present form and, accordingly, uses the historical cost basis to prepare financial statements. The Company has incurred substantial restructuring expenses and recurring operating losses and has a net capital deficiency at September 30, 1995. No assurance can be made that the Company will successfully emerge from or complete its restructuring activities.


NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Significant accounting policies followed for the three month and nine month periods ended September 30, 1995 are the same as those disclosed in the Notes to the Company's December 31, 1994 Consolidated Financial Statements, which were included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. All dollar amounts in these Notes to Unaudited Consolidated Financial Statements are in thousands except per-share data or as otherwise specified. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of (a) the consolidated results of operations for the three month and nine month periods ended September 30, 1995 and 1994; (b) the consolidated financial position at September 30, 1995 and December 31, 1994; and (c) the consolidated cash flows for the nine month periods ended September 30, 1995 and 1994 have been made. However, the consolidated financial statements included herewith do not include any adjustments that might result from the Company's inability to emerge from or complete its ongoing restructuring activities and continue as a going concern -- See Note 1 to the Unaudited Consolidated Financial Statements.


NOTE 3 -- OWNERSHIP

    80% of the Company's common shares and all of the Company's Series A, B and C Preferred shares are owned by a wholly-owned subsidiary of Brierley Investments Ltd ("BIL"), a New Zealand investment firm.


NOTE 4 -- DEBT

    The Company's debt as of September 30, 1995 and December 31, 1994 is as follows:
                                               Sept. 30    December 31
                                                 1995          1994
                                               --------    -----------
Revolving Promissory Note to BIL               $23,603       $18,503
Loans payable to HSBC                           10,000        10,000
Other domestic debt                              5,004         8,913
Foreign debt                                     5,962         5,210
                                                ______        ______

    Total debt                                  44,569        42,626

Less short-term borrowings and current
    installments of long-term debt              8,668         17,658
                                                ______        ______
    Long-term debt, net of current
      portion, including Revolving
      Promissory Note to BIL                   $35,901       $24,968

     On September 30, 1992 E&J Inc., a wholly-owned subsidiary of the Company, entered into a $20 million Revolving Credit Agreement with The Hongkong and Shanghai Banking Corporation Limited ("HSBC"). Advances under the Revolving Credit Agreement bear interest at the prime rate as announced by Marine Midland Bank, N.A. from time to time. As of September 30, 1993, HSBC and E&J Inc. agreed to amend the Revolving Credit Agreement and extend its term to September 30, 1996. The HSBC facility, as amended, provides up to $6 million for letter of credit availability and, additionally, cash advances of up to $10 million to E&J Inc. Such cash advances have been fully utilized since October, 1993. Repayment of existing debt with BIL is subordinated to the HSBC debt, and an affiliate of BIL has guaranteed repayment of the HSBC debt.

     As part of a debt conversion transaction described in Note 8 hereto, BIL agreed to provide to the Company a revolving credit facility of up to $12.5 million. Such revolving credit facility was amended to allow advances up to $23.6 million. At September 30, 1995 and December 31, 1994 this facility has been fully utilized to the extent of advances. The BIL revolving credit facility has been extended to September 30, 1996, bears interest at the rate of 8% per annum, and is secured by a lien on and security interest in all assets of the Company and E&J Inc. As of September 30, 1995, $2.1 million of accrued, unpaid interest was due BIL under the BIL revolving credit facility .

     In July, 1991, the Company obtained a credit facility for its Smith & Davis subsidiary which has been amended three times. This facility now extends through December 31, 1995, bears interest at prime plus 2% and as of April 4, 1995 allows for advances of up to $3.5 million. The facility is secured by substantially all of the remaining assets of Smith & Davis, consisting primarily of receivables and finished goods inventory. At September 30, 1995, the Company had borrowed $2.1 million under this credit facility.

     The Company's Canadian subsidiary has credit facilities in the aggregate of $5.4 million, of which $5.1 million was borrowed as of September 30, 1995 at interest rates ranging from prime plus 1/2% to prime plus 3/4%. The loans are secured by the assets of the Canadian subsidiary.

    The Company's Mexican subsidiary has a credit facility in the aggregate of $0.9 million, which was fully utilized as of September 30, 1995 at interest rates approximating 15%. The loan is secured by the assets of the Mexican subsidiary.

     At September 30, 1995, the Company was contingently liable under existing letters of credit in the aggregate amount of approximately $5.4 million.


NOTE 5 -- ASSETS HELD FOR SALE

     Pursuant to an Asset Purchase Agreement dated February 15, 1995, the Company sold the Smith & Davis Institutional Business. This transaction was finalized effective April 4, 1995. The proceeds consisted of approximately $4.5 million in cash (which was used to repay debt), $2.7 million in assumption of liabilities, and notes valued at approximately $2.1 million, which are included in other assets in the accompanying financial statements. The reduction in accrued restructuring expense since December 31, 1994 primarily reflects changesin estimates, adjustments and the payment of disposal costs related to the sale.

     Net assets held for sale of the Company's Smith & Davis Institutional Business consisted of the items in the following table as of December 31, 1994 (stated at estimated net realizable values). Such values approximated the net proceeds from the sale of the Institutional Business on April 4, 1995.
                                                           December 31
                                                               1994
                                                           -----------
    Smith & Davis:
        Accounts receivable                                  $ 4,099
        Inventories                                            4,298
        Land and buildings                                     1,350
        Machinery & equipment                                  1,200
        Other assets                                             342
                                                             _______

    Total assets held for sale                               $11,289


Pursuant to an Asset Purchase Agreement dated July 24, 1995, the Company sold the Smith & Davis Oxycon line of oxygen concentrator products. This transaction was finalized effective August 9, 1995. The proceeds from the sale consisted of a note valued at $0.6 million, which is included in other assets in the accompanying financial statements. This transaction did not result in a material gain or loss.

     Results of operations for the Smith & Davis Institutional Business for the nine month periods ended September 30, 1995 (through the April 4, 1995 disposition date) and 1994 were as follows:

                                      Nine Months Ended September 30
                                      ------------------------------
                                         1995                1994
                                        ------              ------

    Revenues                            $5,508             $15,488
    Cost of sales                        3,940              11,139
                                         _____               _____

    Gross profit                        1,568                4,349
    Operating expenses                   1,279               5,019
    Interest expense                       160                 387
                                         _____               _____

    Net income (loss)                   $  129            $(1,057)


     During the phase out period commencing January 1, 1994 through the disposal date (April 4, 1995), the results of the Smith & Davis Institutional Business were included as a component of accrued restructuring expenses on the consolidated balance sheet.


NOTE 6 -- LOSS PER SHARE

     Loss  per  share  for  the three month and nine  month  periods  ended
September 30, 1995 and 1994 is calculated based on the weighted average number of shares of Common Stock outstanding during the periods.


NOTE 7 -- INVENTORIES

     Inventories at September 30, 1995 and December 31, 1994 consist of the following:
                                               Sept. 30      Dec. 31
                                                 1995          1994
                                               --------      --------

          Raw materials                        $8,901       $ 10,249
          Work-in-process                        5,722         5,585
          Finished goods                         4,262         4,615
                                                ______        ______

                                               $18,885       $20,449


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


NOTE 9 -- CONTINGENT LIABILITIES

    In July, 1990, a class action was filed by a stockholder of the Company (Glenn Freedman) in the United States District Court for the Central District of California, Case No. 90-3741 RSWL. The suit is against the
Company  and  certain of its present and former directors and officers  and seeks unspecified damages for alleged non-disclosures and misrepresentations by the Company in violation of federal securities laws between the time of its 1988 and 1989 10-K reports. The Company successfully moved to dismiss the complaint for failure to plead securities fraud properly under the applicable rules. The order dismissing the complaint was entered in November 1991. Because of the dismissal, the district court took no action on whether to certify the case to proceed as a class action. Plaintiff appealed the dismissal to the United States Court of Appeals for the Ninth Circuit on December 23, 1991. The case was briefed and oral argument heard in June, 1993. Because of the precedent set by a Ninth Circuit decision in another case which was decided after the district court's order of dismissal but before the Ninth Circuit decided plaintiff's appeal, the Ninth Circuit reversed the district court's dismissal of the case and remanded the case to the district court for further proceedings in an opinion handed down by the Ninth Circuit on August 24, 1995. The district court must now resolve whether the case should be certified to proceed as a class action, and it has directed plaintiff to file a new motion seeking such certification. The Company expects to oppose that motion when it is filed.

     Die Cast Products, Inc. ("Die Cast Products"), a former subsidiary of the Company, has been named as a defendant in a lawsuit filed by the State of California pursuant to the Comprehensive Environmental Response, Compensation and Liability Act 42 U.S.C. PP 9601 et sec. The Company was originally notified of this action on December 10, 1992. The lawsuit seeks to recover response and remediation costs in connection with the release or threatened release of hazardous substances at 5619-21 Randolph Street, in the City of Commerce, California ("Randolph Street Site"). It is alleged that the Randolph Street Site was used for the treatment, storage and disposal of hazardous substances. The Company anticipates being named as a defendant as a result of its former ownership of Die Cast Products, which allegedly disposed of hazardous waste materials at the Randolph Street Site. Investigation with respect to potential liability of the Company is in the early stages. Issues to be addressed include whether the Company has any responsibility for the alleged hazardous waste disposals of its former subsidiary, whether the subsidiary actually sent hazardous waste materials to the Randolph Street Site; the nature, extent and costs of the ultimate cleanup required by the State of California; the share of that cleanup which may ultimately be allocated to the Company's former subsidiary and/or the Company; and the extent to which insurance coverage may be available for any costs which may eventually be assigned to the Company. Remedial investigations performed on behalf of the State of California at the Randolph Street Site have disclosed soil and groundwater contamination. The Company recorded a reserve of $1.0 million for this matter in 1993. This site continues under investigation by the State of California. No charges to operations were made during 1994 or 1995 pursuant to this site.

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

     In 1989, a patent infringement case was initiated against E&J Inc. and other defendants in the U.S. District Court, Central District of California. E&J Inc. prevailed at trial with a directed verdict of patent invalidity and non-infringement. The plaintiff filed an appeal with the U.S. Court of Appeals for the Federal Circuit. On March 31, 1993, the Court of Appeals vacated the District Court's decision and remanded the case for trial. Impacting the retrial of this litigation was a re-examination proceeding before the Board of Patent Appeals with respect to the subject patent. A ruling was rendered November 23, 1993 sustaining the claim of the patent which E&J Inc. has been charged with infringing. Upon the issuance of a patent re-examination certificate by the U.S. Patent Office, the plaintiff presented a motion to the District Court requesting a retrial of the case. The Company presented a Motion for Summary Judgment of Noninfringement based in part upon the November 23, 1993 decision of the Board of Patent Appeals. The Motion was granted in follow-up conferences and an official Judgment was entered November 17, 1994. No written opinion has yet been issued, but the Court indicated in conferences that one might be rendered. The plaintiff filed a Notice of Appeal on November 23, 1994, which was heard in August 1995. E&J Inc. believes this case is without merit and intends to contest it vigorously. The ultimate liability of E&J Inc., if any, cannot be determined at this time.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995

    The following table summarizes operating results of the Company for the three months ended September 30, 1995 and 1994 (dollars in millions):

                                      Three Months Ended September 30
                                        ---------------------------
                                         1995                1994
                                     ------------        ------------
                                     Amount    %         Amount    %
                                     ------   ---        ------   ---

          Revenue                    $19.3    100        $19.8    100
          Cost of sales               15.2     79         15.1     76
                                     ______   ____       ______   ____

          Gross profit                 4.1     21          4.7     24
          Operating expenses           4.1     21          4.8     24
                                     ______   ____       ______   ____

          Operating loss                --     --         (0.1)    --
          Interest expense             0.9      5          0.7      4
                                     ______   ____       ______   ____

          Loss before income taxes    (0.9)   (5)         (0.8)   (4)
          Income tax provisions         --     --          0.1    (1)
                                     ______   ____       ______   ____

          Net loss                   $(0.9)   (5)        $(0.9)   (5)


    Third quarter 1995 revenues of $19.3 million decreased $0.5 million, or
3%,  from  1994.   Third  quarter revenues during 1995  for  the  Company's
domestic operations increased slightly from 1994's revenue levels.

     Third quarter 1995 revenues in the Everest & Jennings' Canadian and Mexican subsidiaries were down $0.6 million or 11%, due primarily to unfavorable Canadian and Mexican exchange rates and a substantial slowdown in the Mexican economy.

     Total Company third quarter gross profit decreased $0.6 million from $4.7 million in 1994 to $4.1 million in 1995. As a percentage of sales, margins decreased from 24% during 1994 to 21% during 1995, due primarily to increased sales of low margin products to distributors during the quarter. To continue the improvement in the Company's operating efficiencies and reduction in cost structure, additional production relocation and facility rationalizations are planned during 1995 and beyond.

     Total Company third quarter operating expenses decreased $0.7 million from $4.8 million in 1994 to $4.1 million in 1995 due primarily to reduced spending levels and headcount reductions. Spending reductions included a reduction in research and development spending of $0.1 million from $0.4 million during 1994 to $0.3 million during 1995. The Company's restructuring and headcount reductions have begun to produce more favorable operating results.

    Interest expense of $0.9 million in the third quarter of 1995 increased from the comparable period in the prior year due to increases in the average outstanding debt during the period.

     The results of the third quarter 1995 and 1994 do not include the results of the Smith & Davis Institutional Business, which are instead reflected in accrued restructuring expenses in the consolidated balance sheet. See Note 5--Assets Held for Sale.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995

    The following table summarizes operating results of the Company for the nine months ended September 30, 1995 and 1994 (dollars in millions):

                                       Nine Months Ended September 30
                                       ------------------------------
                                         1995                1994
                                     ------------        ------------
                                     Amount    %         Amount    %
                                     ------   ---        ------   ---

          Revenue                    $56.3    100        $60.2    100
          Cost of sales               43.6     77         46.8     78
                                     ______   ____       ______   ____

          Gross profit                12.7     23         13.4     22
          Operating expenses          12.9     23         14.9     25
                                     ______   ____       ______   ____

          Operating loss              (0.2)    --         (1.5)   (3)
          Interest expense             2.7      5          1.7      2
                                     ______   ____       ______   ____

          Loss before income taxes    (2.9)   (5)         (3.2)   (5)
          Income tax provisions       (1)      --          0.3    (1)
                                     ______   ____       ______   ____

          Net loss                   $(3.0)   (5)        $(3.5)   (6)


     Revenues for the first nine months of 1995 of $56.3 million decreased $3.9 million, or 6%, from 1994, due primarily to increased sales during 1994 resulting from substantial reductions of domestic wheelchair backlog carried over from 1993. Additionally, oxygen concentrator sales decreased $0.6 million from 1994 to 1995. In total, domestic sales decreased by $2.7 million from 1994 to 1995.

     1995 revenues in the Everest & Jennings' Canadian and Mexican subsidiaries were down $1.2 million or 10%, due primarily to unfavorable Canadian and Mexican exchange rates and a substantial slowdown in the Mexican economy.

     Total Company gross profit for the period decreased $0.7 million from $13.4 million in 1994 to $12.7 million in 1995. As a percentage of sales, margins increased from 22% during 1994 to 23% during 1995, due primarily to the implementation of cost reductions throughout 1995 at the Company's primary domestic wheelchair manufacturing facility. To continue the improvement in the Company's operating efficiencies and reduction in cost structure, additional production relocation and facility rationalizations are planned during 1995 and beyond.

     Total Company operating expenses for the period decreased $2.0 million from $14.9 million in 1994 to $12.9 million in 1995 due primarily to reduced spending levels and headcount reductions. Spending reductions included a reduction in research and development spending of $0.6 million from $1.3 million during 1994 to $0.7 million during 1995. The Company's restructuring and headcount reductions have begun to produce more favorable operating results.

     Interest expense of $7.7 million for the nine month period of 1995 increased from the comparable period in the prior year due to increased levels of borrowing throughout 1994.

     The results for the period during 1995 and 1994 do not include the results of the Smith & Davis Institutional Business, which are instead reflected in the restructuring reserve. See Note 5--Assets Held for Sale.


LIQUIDITY AND CAPITAL RESOURCES

     The  Company's  primary sources of liquidity are  cash  provided  from operations, borrowings from BIL and affiliates and cash on hand. At September 30, 1995 the Company had $0.2 million in cash, and at December 31, 1994 the Company had $0.5 million in cash. At September 30, 1995, total debt of $44.6 million was $2.0 million higher than the $42.6 million in debt at December 31, 1994. The increase was due to increased borrowings from BIL of approximately $5.1 million, offset by repayments of domestic borrowing with the proceeds of the Institutional Sale. See Note 4--Debt of the Notes to the Unaudited Consolidated Financial Statements included in
Item 1 of this Form 10-Q. The $5.1 million borrowed from BIL during 1995 was used to fund the Company's operations. The Company and BIL are currently in negotiations with the Company's primary domestic bank to substantially increase its available lines of credit.

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

    None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None


ITEM 5.  OTHER INFORMATION

    During the nine months ended September 30, 1995, the Company borrowed a total of $5.1 million from BIL as advances under its revolving credit facility to provide cash necessary for operations of the Company's headquarters and manufacturing facility in St. Louis, Missouri and for accrued restructuring expenses, as follows:

                   $2,100,000    June 20, 1995
                   $3,000,000    September 9, 1995
                   ----------
                   $5,100,000    Total

     The foregoing borrowings were treated as advances under the revolving credit facility, which bears interest at 8.0% per annum and requires that all principal and unpaid interest is due on September 30, 1996. Interest has been accrued accordingly, with a balance of $2.1 million as of September 30, 1995.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    None

                                 SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 13, 1995           EVEREST & JENNINGS INTERNATIONAL LTD.
                                            (Registrant)

                                   By     /s/ Timothy W. Evans
                                      Timothy W. Evans
                                      Senior Vice President and
                                      Chief Financial Officer

                                   By    /s/ Bevil J. Hogg
                                      Bevil J. Hogg
                                      President and
                                      Chief Executive Officer