Form 10-K
period 1995-12-31
EVEREST & JENNINGS INTERNATIONAL LTD
filed 1996-04-01
CIK 33837

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-K
     X  Annual Report pursuant to Section 13 or 15(d) of the Securities
                           Exchange Act of 1934

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                    or
    Transition Report pursuant to Section 13 or 15(d) of the Securities
                           Exchange Act of 1934
             For the transition period from _______ to _______

                      Commission File Number: 0-3585

                   EVEREST & JENNINGS INTERNATIONAL LTD.
          (Exact name of Registrant as specified in its charter)

             Delaware                        95-2536185
 (State or other jurisdiction of          (I.R.S. Employer
  incorporation or organization)         Identification No.)

          4203 Earth City Expressway, Earth City, Missouri  63045
                 (Address of principal executive offices)

    Registrant's telephone number, including area code:  (314) 512-7000

        Securities registered pursuant to Section 12(b) of the Act:

     Title of each class          Name of each exchange on which registered
     -------------------          -----------------------------------------
 Common Stock, par value $.01              American Stock Exchange

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

     Indicate by check mark if disclosure of delinquent filers pursuant  to
Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

     As of March 15, 1996, there were 72,280,646 shares of Common Stock outstanding. The market price of the Common Stock was $0.375 per share, and the aggregate market value of Common Stock held by nonaffiliates was $5,432,082 on that date. For this reporting purpose, all shares held by executive officers, directors, 5% stockholders and their respective affiliates are considered to be held by affiliates, but neither the registrant nor such persons concede that they are affiliates of the registrant.

     Portions of the Company's definitive proxy materials to be filed in connection with the 1996 annual meeting are incorporated by reference into
Part III.


                          INDEX TO ANNUAL REPORT
                               ON FORM 10-K
                                                                      Page
                                                                      ----
PART I
Item  1.   Business                                                      3
Item  2.   Properties                                                    8
Item  3.   Legal Proceedings                                             8
Item  4.   Submission of Matters to a Vote of Security Holders           8
           Executive Officers of the Company                             9

PART II
Item  5.   Market for the Registrant's Common Stock and Related
              Stockholder Matters                                       10
Item  6.   Selected Financial Data                                      11
Item  7.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       13
Item  8.   Financial Statements and Supplementary Data                  21
Item  9.   Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure                    48

PART III
Item 10.   Directors and Executive Officers of the Registrant           48
Item 11.   Executive Compensation                                       48
Item 12.   Security Ownership of Certain Beneficial Owners
              and Management                                            48
Item 13.   Certain Relationships and Related Transactions               48

PART IV
Item 14.   Exhibits, Financial Statement Schedules and
              Reports on Form 8-K                                       49
Signatures                                                              53
Financial Statement Schedule                                            54


                                  PART I

ITEM 1. BUSINESS

General Development of Business and Company Strategy

     Everest & Jennings International Ltd. ("E&J" or the "Company") through its subsidiaries manufactures wheelchairs and distributes homecare beds. Effective in the fourth quarter of 1993, the Company adopted a plan to dispose of its hospital and nursing home bed and institutional casegoods businesses (the "Institutional Business") of its wholly-owned subsidiary, Smith & Davis Manufacturing Company ("Smith & Davis"), and recorded a reserve of $13 million to write down the assets of the Institutional Business to their estimated net realizable values and for the estimated operating losses during the phase out period and the estimated costs of disposition. See Note 2 - Restructuring Expenses, and Note 4 - Assets Held for Sale, of the Notes to the Consolidated Financial Statements included in
Item 8 of this Form 10-K. Pursuant to an Asset Purchase Agreement dated February 15, 1995, the Company sold its Institutional Business effective April 4, 1995. In connection with the sale of the Institutional Business, the Company entered into an agreement with the purchaser to supply the Company's requirements for homecare bed products. Smith & Davis also held a small position in the oxygen therapy market which the Company sold effective August 9, 1995.

     The Company is one of the larger manufacturers of wheelchairs in the United States and, with its Canadian and Mexican subsidiaries, holds a material share of the North American market.

     Since 1989 the Company has incurred substantial financial losses in a continuing effort to restructure its operations with the objective of improving its competitive position within the durable medical equipment industry. Restructuring activities to date have included asset sales, significant reductions in headcount, salaries and fringe benefits, plant closures and consolidations, product line rationalization, debt to equity conversion and outsourcing of manufacturing operations. In 1992 the Company relocated its corporate headquarters and principal wheelchair manufacturing operations from California to Missouri. The relocation facilitated the consolidation of corporate offices and other key administrative, sales/marketing, and technical functions with existing Company operations in the St. Louis area. In October 1993, the Company transferred its data processing operations from California to Missouri, which represented the final step in the Company's relocation. In April
1995, the Company sold the Institutional Business of its Smith & Davis subsidiary. The process of lowering costs is ongoing as the Company intends to increase the outsourcing of product parts and components and further consolidate its manufacturing and distribution facilities. The Company is striving to become a low cost producer with respect to all of its products, while maintaining its reputation for quality products.


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

    In a series of transactions since 1991, BIL (Far East Holdings) Limited (collectively, with its affiliates, "BIL") has acquired control of the Company through the acquisition, on a fully diluted basis, of approximately 85.54% of the voting securities of the Company. As of March 30, 1996, BIL beneficially owned the following securities of the Company:

          Class                       Number of Shares        Percent
          -----                       ----------------        -------
          Common Stock                    57,799,352            80%
          Series A Preferred Stock         7,867,842            100%
          Series B Preferred Stock           786,357            100%
          Series C Preferred Stock        20,000,000            100%

    Each share of the Series A, B and C Preferred Stock is convertible into one share of Common Stock and is entitled to vote with the Common Stock on an as converted basis. See Note 6 - Debt Restructuring and Conversion,
Note 7 - Debt and Note 10 - Common and Preferred Stock, of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K

     The Company's principal subsidiaries include Everest & Jennings, Inc. located in St. Louis County, Missouri; Everest & Jennings Canadian Limited located in Toronto, Canada; Everest & Jennings de Mexico, S.A. de C.V.
located in Guadalajara, Mexico; and Smith & Davis Manufacturing Company, which is also located in St. Louis County, Missouri. Each of the Company's subsidiaries manufactures wheelchairs and wheelchair parts, with the exception of Smith & Davis. Smith & Davis has continued to sell homecare beds after the sale of the Institutional Business. The Company owned a 30% interest in a joint venture in Indonesia which it sold in January 1996. The sale did not have a material impact on the consolidated financial statements. An affiliate of the joint venture partner supplies wheelchair parts and components to the Company for assembly into finished products in the United States.


Industry Overview

     All of the Company's products can be characterized as durable medical equipment. Third party reimbursement through private or government insurance programs and managed care programs impact a significant component of the Company's business. The market for and the pricing of wheelchairs and beds is influenced by such programs. As a result, reductions or cutbacks in Medicare, state reimbursement or private insurance programs for the purchase or rental of durable medical equipment may adversely affect the Company's business. However, the Company's business is favorably impacted by medical progress in rehabilitating the seriously injured and disabled and by the demographics of longer life spans.


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

     The Company develops, designs, manufactures and markets state-of-the-art wheelchairs including ultra-lightweight wheelchairs in the Company's Vision product line. The Company continues to invest in the development of its rehabilitation wheelchair lines, both power and manual, with primary focus on products that are well matched to user needs and reimbursement levels and are easier to manufacture and support.

     Market Information -- Management estimates that the aggregate domestic wheelchair market approximates $350 million with the total North American market slightly larger at approximately $425 million. The Company believes it has a material share of these combined markets.

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

    Competition -- The Company, Invacare Corporation, Sunrise Medical, Inc. and Fuqua Enterprises, Inc. are the largest suppliers of homecare beds to the industry. Competition for sales of homecare beds is intense and is based primarily on price.


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


Sales and Distribution

     The Company's homecare products are marketed in the United States and Canada by approximately 4,000 non-exclusive dealers and national accounts who, in turn, sell the products to consumers. The support and servicing of these dealers and national accounts are the responsibility of the Company's trained sales staff operating within the United States and Canada. The Company also uses manufacturer's representatives and distributors in selected geographic areas and market segments as appropriate. The Company also sells directly to United States and Canadian government agencies. In Mexico, the Company's products are marketed through its own dealer network system as well as through independent non-exclusive dealers. No dealer or distributor domestically or internationally represents more than 10% of the Company's total sales.

     The Company's rehab sales representatives conduct training activities for the benefit of its dealers and their personnel and for physical and occupational therapists. This training is primarily concerned with the features and benefits of the Company's rehab products, and the training also covers the proper fitting and use of wheelchairs and related
equipment.       The  Company  advertises in  trade  publications  and  its representatives attend trade shows and similar conventions as a method of displaying product lines to doctors, therapists and others.

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


Raw Materials

     The Company purchases a variety of raw materials and components, and has entered into supply agreements to purchase certain of these items from single suppliers. A change in suppliers could cause a delay in manufacturing; however, the Company believes that numerous alternative supply sources are available for all such materials.


Product Development, Engineering and Patents

     The Company continuously seeks to improve the quality, performance and reliability of its products to enhance its competitive position in its industry and to develop new products to meet the needs of its customer base. The Company has a design staff and research and development ("R&D") organization, the Everest & Jennings Design Center, in northern California. This Center is responsible for new product design for the Company. During the years ended December 31, 1995, 1994 and 1993, the Company spent $1.1 million, $1.9 million and $10.8 million, respectively, on Company sponsored research and development activities.


Employees

     As of March 15, 1996, the Company had 729 full-time and full-time equivalent employees, comprised of 510 in manufacturing, 16 in research and development, 157 in sales and customer service, and 66 in general and administrative functions. A total of 288 of the Company's employees located in Missouri, Canada and Mexico are covered by collective bargaining agreements. The Company considers its labor relations to be satisfactory.


Financial Information

    The Company's operations consist of the manufacture and sale of durable medical equipment. The percentage of the Company's consolidated revenues contributed by each class of similar products which accounted for ten percent or more of such consolidated revenues in any of the last three fiscal years is as follows:

                                             Years Ended December 31
                                             -----------------------
                                           1995       1994        1993
      Wheelchairs                          80%        80%         65%
      Institutional beds and furniture     -0-%       -0-%        18%
      Homecare beds                        14%        11%         12%


ITEM 2. PROPERTIES

     The Company owns or leases manufacturing facilities located in the United States, Canada and Mexico. The Company believes that these facilities are generally adequate for its operations and are in reasonably good operating condition. The Company's principal wheelchair manufacturing operations are located in a 147,000 square foot leased facility in St. Louis, Missouri.

                                                  Owned         Leased
                                                  -----         ------
                                                     (Square footage)
     Everest & Jennings, Inc.:
          St. Louis, Missouri                        --        178,000
          Other locations                            --          2,500
     Smith & Davis Manufacturing Co.             65,570             --
     Everest & Jennings Canadian Ltd.:
          Toronto, Canada                        67,000          5,000
     Everest & Jennings de Mexico S.A. de C.V.:
          Guadalajara, Mexico                    63,000             --
          Other locations                            --         15,000
                                                -------        -------
                                                195,570        200,500



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

     See Note 13 - Contingent Liabilities, of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K for a description of certain pending lawsuits and proceedings.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.


EXECUTIVE OFFICERS OF THE COMPANY

     The following information is furnished pursuant to General Instruction G(3) of Form 10-K with respect to the executive officers of the Company:

                               Positions or Offices     Position With the
       Name         Age          With the Company         Company Since
       ----         ---        --------------------     -----------------

  Bevil J. Hogg      47           President and                1994
                             Chief Executive Officer

 Timothy W. Evans    45       Senior Vice President,           1994
                             Chief Financial Officer
                                  and Secretary

    The following are brief summaries of the business experience during the past five years of each of the executive officers:

    Bevil J. Hogg joined the Company as Executive Vice President on January 14, 1994 following the Company's acquisition of Medical Composite Technology, Inc. ("MCT"), a wheelchair designer and manufacturer, and was elected President and Chief Executive Officer on January 21, 1994. He served as chief executive officer of MCT from December, 1992 until its acquisition by the Company, and as chief executive officer of Cycle Composite, Inc., a bicycle manufacturing company, from 1986 to December, 1992.

    Timothy W. Evans joined the Company in 1993 as its Controller, was elected Vice President, Chief Financial Officer and Secretary on September 20, 1994, and was elected Senior Vice President on July 25, 1995. Prior to joining the Company, Mr. Evans spent over ten years in various financial functions with Chromolloy America Corporation, a large diversified company.
                                  PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

     The following table sets forth the high and low sales prices of the Company's Common Stock for each quarter in the two-year period ended December 31, 1995. The Company's Common Stock is listed on the American Stock Exchange under the symbol of EJ. Discussions between the Company and The American Stock Exchange as to the continued listing are ongoing.

                                        Common Stock
                                      High        Low
                                      ----        ---
               Fiscal year ended 12/31/95
                   1st Quarter        11/16       7/16
                   2nd Quarter        11/16       1/2
                   3rd Quarter        1           1/2
                   4th Quarter        15/16       7/16

               Fiscal year ended 12/31/94
                   1st Quarter        1 7/16      5/8
                   2nd Quarter        1 3/16      7/8
                   3rd Quarter        1           5/8
                   4th Quarter        13/16       7/16


     As of March 15, 1996, there were approximately 1952 shareholders of record of the Company's Common Stock, and the closing price of the Common Stock was $3/8 on that date.

     No dividends on the Company's Common Stock were paid in either 1995 or 1994. Management does not currently anticipate paying cash dividends on its Common Stock in the foreseeable future. The determination of future cash dividends to be declared and paid on the Common Stock, if any, will depend upon the Company's financial condition, earnings and cash flow from operations, the level of its capital expenditures, its future business prospects and other factors that the Board of Directors deems relevant. The Company is currently prohibited from paying cash dividends on its Common Stock under covenants contained in the debt agreements with its principal lenders.


ITEM 6. SELECTED FINANCIAL DATA
     The selected financial data below should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K. The following information should not be deemed indicative of future operating results of the Company.

                                       Year Ended December 31
                             ------------------------------------------
                            1995(e)  1994(e)    1993     1992     1991
                            -------  -------    ----     ----     ----
                          (Dollars in thousands, except per-share amounts)

STATEMENT OF OPERATIONS DATA:

Revenues              $74,627   $79,438   $ 94,459   $107,115   $118,924
Cost of sales          58,597     65,888    83,825     89,816     89,937
                       ------     ------    ------    -------    -------

  Gross profit         16,030     13,550    10,634     17,299     28,987
Selling expenses       12,129     14,333 29,541(a)     18,302     16,414
General and admini-
  strative expenses     5,527      6,519    16,441      9,275     14,638
Restructuring expenses     --         -- 15,104(b)   5,150(b)  18,524(b)
                       ------     ------    ------    -------    -------

  Total operating
    expenses           17,656     20,852    61,086     32,727     49,576
                       ------     ------    ------    -------    -------

  Operating loss      (1,626)    (7,302)  (50,452)   (15,428)   (20,589)
                       ------     ------    ------    -------    -------

Other income (expense):
  Interest expense, net(3,730)   (2,619)   (5,072)    (4,981)    (3,887)
  Earnings in European
    operations             --         --        --         --   1,189(c)
  Gain (loss) on sale of
    European operations    --         --        --   (240)(c)   6,600(c)
                       ------     ------    ------    -------    -------

     Other income
      (expense), net  (3,730)    (2,619)   (5,072)    (5,221)      3,902

Loss before income
  taxes               (5,356)    (9,921)  (55,524)   (20,649)   (16,687)

Income tax provisions
  (benefits)               96      (162)       173 (1,737)(d)        377
                       ------     ------    ------    -------    -------

Net loss            $ (5,452)  $ (9,759) $(55,697)  $(18,912) $(17,064)

Loss per share         $(0.08)   $(0.14)    $(5.96)    $(2.07)   $(1.87)

Weighted average number
  of Common Shares
  outstanding      72,272,808 72,201,207 9,343,868  9,146,000  9,146,000
                                   (f)

BALANCE SHEET DATA (at December 31):

Total assets          $48,230    $61,569   $59,217    $69,459    $82,921
Total debt             47,946     42,626    30,296     58,555     54,168
Total stockholders'
  deficit            (23,132)   (16,181)   (7,008)   (30,798)   (21,453)


(a) Includes $9,764 of in-process research and development expense related to the acquisition of Medical Composite Technology, Inc. See Note 5 -
    - Acquisition, of the Notes to the Consolidated Financial Statements in Item 8.

(b) As more fully explained in Note 2 -- Restructuring Expenses, of the Notes to the Consolidated Financial Statements in Item 8 of this Form
    10-K, the Company recorded $15,104 as a restructuring charge in 1993 for the consolidation of manufacturing and distribution facilities in the United States and Canada and for the sale or other disposition of the Smith & Davis Institutional Business. The Company recorded a $5,150 restructuring charge in 1992 to provide for additional costs associated with the consolidation of its domestic manufacturing and corporate headquarters, including the closure and relocation of the Company's principal domestic wheelchair manufacturing operation and international headquarters from California to Missouri. In 1991, the Company recorded a restructuring charge of $18,524 for this purpose.

(c) Effective December 31, 1990, the European subsidiaries were designated as subsidiaries held for sale. Accordingly, their results of operations have been reflected on the equity method in 1991. See Note 3 -- Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K.

(d) During 1992 the Company resolved certain disputed issues with the California Franchise Tax Board for the years 1975 through 1983. As a result of agreements reached, assessments including related accrued interest in the aggregate amount of $1.8 million were withdrawn and credited to the income tax provision.

(e) Revenues of the Institutional Business and related costs were included in the consolidated results of operations of the Company in years prior to 1994. At December 31, 1993 the related assets of the
    Institutional Business were classified as held for sale and the results of its operations for 1994 through the sale date in 1995 were aggregated and charged to accrued restructuring expenses in the consolidated balance sheet. By Agreement dated February 15, 1995, the Company sold the Institutional Business effective April 4, 1995.

(f) See Note 6 - Debt Restructuring and Conversion, of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.



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

     In early 1992 the Company announced its intention to consolidate its domestic wheelchair manufacturing operations and corporate headquarters by relocating its California-based manufacturing and corporate offices to Missouri by the end of 1992. This decision was made to further reduce costs through the consolidation of administrative and support functions with existing operations in Missouri. The relocation from California was begun in the second quarter of 1992, and, except for data processing operations, was largely completed by the end of 1992. In October, 1993, the Company transferred its data processing operations from California to Missouri, which represented the final step in the Company's relocation.

     As a result of the relocation, the Company experienced major start-up problems in wheelchair production and manufacturing delays and inefficiencies attributable generally to the commencement of relocated manufacturing operations and specifically to the need to train a large number of new employees. These start-up problems impacted most severely the Company's high margin rehab wheelchair products, and the resulting reduction in sales and cash flow hindered the Company's ability to keep vendor payments current and to otherwise implement corrective measures quickly and effectively.

    Shipment delays caused a substantial build-up in back-ordered power and rehab wheelchair products in the second half of 1992 and the first half of 1993, which the Company reduced over time. Customer confidence and frustration resulting from such delays combined to increase the order cancellation rate and to decrease the incoming order rate, particularly for the affected wheelchairs. As a result, orders and market share decreased, and manufacturing activity generally shifted disproportionately to lower margin commodity wheelchairs. Incoming orders, product backlog and timely shipments were improved during the second half of 1993, with continued improvement during 1994 and 1995. However, the Company believes order rates, margins and market share must continue to improve and customer confidence must be further restored and reinforced if the Company is to generate the cash flow necessary to fund its operations on a continuing basis and to achieve profitability. Additionally, certain production rationalizations are in process relative to the Company's manufacturing facilities in the US, Canada and Mexico, which are designed to improve the Company's operating efficiencies and cost structure by reducing duplicate overhead costs.

     Production and delivery of all of the Company's homecare bed products were unaffected by the production problems that occurred in the relocation of the wheelchair manufacturing facility to St. Louis. The Company has continued to deliver homecare bed products in a timely manner and management believes that market share can be maintained in these product lines. The sale of the Institutional Business has not adversely affected homecare bed sales.

     Effective in the fourth quarter of 1993, the Company adopted a plan to dispose of Smith & Davis' hospital and nursing home bed and institutional casegoods businesses (the "Institutional Business") and recorded a reserve of $13 million to write down the assets of the Institutional Business to their estimated net realizable values and for the estimated operating losses during the phase out period and the estimated costs of disposition. See Note 2 - Restructuring Expenses, and Note 4 - Assets Held for Sale, of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K. By Agreement dated February 15, 1995, the Company sold the Institutional Business effective April 4, 1995.

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

     During fiscal 1995, 1994 and 1993, the Company required approximately $2.6 million (net), $13.7 million and $45.8 million, respectively, of additional financing from BIL to fund its operating requirements and accrued restructuring expenses, and the amount of outstanding advances owing to BIL at December 31, 1995 totaled $21.1 million (see Note 6 - Debt Restructuring and Conversion and Note 7 - Debt, of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K).

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


RESULTS OF OPERATIONS

Revenues
- --------

    Substantially all of the Company's revenues for each of the three years ended December 31, 1995 were from products manufactured in North America.

1995 versus 1994

     Revenues in 1995 decreased $4.8 million, or 6%, versus 1994, primarily due to increased price competition related to the increased market penetration of managed care organizations and price constraints established by the US Government for Medicare reimbursement. Wheelchair sales were adversely affected by competition as the Company's competitors attempted to maximize market share. Lower homecare bed revenues reflect the impact of increased price competition.

1994 versus 1993

     Revenues in 1994 declined $15 million, or 16% versus 1993, due primarily to the exclusion of the Institutional Business.

     Revenues of the Institutional Business and related costs were included in the consolidated results of operations of the Company in 1993 but not 1994 or 1995, as the related assets were classified as held for sale at December 31, 1993, and the 1994 and 1995 results of operations were aggregated and charged against accrued restructuring expenses for purposes of the consolidated financial statements. If the 1994 revenues of the Institutional Business ($21.2 million) had been included in the Consolidated results for 1994, revenues would have been increased by $6.2 million or 7%. 1993 wheelchair sales and operations were negatively impacted by the relocation of the Company's primary domestic manufacturing facility from California to Missouri. Delivery delays caused by the 1992 move have decreased and lead times have now been brought more in line with historical levels.



Operating Results
- -----------------

    For the periods indicated, the following table summarizes operating results of the Company (dollars in millions):

                                        Year Ended December31,
                              -----------------------------------------
                              1995               1994             1993
                              ----               ----             ----
                          Amount  %          Amount   %       Amount   %
                          ------ ---         ------  ---      ------  ---

Revenues                  $74.6  100         $79.4  100       $94.5   100
Cost of sales              58.6   79          65.8   83        83.8    89
                          ----   ----         ----  ----       ----   ----
Gross profit               16.0   21          13.6   17        10.7    11

Operating expenses         17.6   23          20.8   26        46.0    48
                          ----   ----         ----  ----       ----   ----

Operating loss before
  restructuring expenses   (1.6) (2)          (7.3) (9)       (35.3) (37)
Restructuring expenses     --     --          --     --        15.1    16
                          ----   ----         ----  ----       ----   ----
Operating loss             (1.6) (2)          (7.3) (9)       (50.4) (53)

Interest expense, BIL      (1.7) (2)          (0.9) (1)        (2.6)  (3)
Interest expense, other    (2.1) (3)          (1.7) (2)        (2.5)  (3)
                          ----   ----         ----  ----       ----   ----
Loss before income taxes   (5.4) (7)          (9.9)(12)       (55.5) (59)

Income tax provisions
  (benefits)                0.1   --          (0.1)  --          .2    --
                          ----   ----         ----  ----       ----   ----

Net loss                  $(5.5) (7)         $(9.8)(12)      $(55.7) (59)



1995 versus 1994

     1995 revenues decreased $4.8 million or 6% to $74.6 million from $79.4 million in 1994. Wheelchair and accessory sales of $59.7 million in 1995 decreased $4.0 million or 6% from 1994. Price pressure brought on by competition, managed care and government cutbacks negatively impacted domestic sales. The decrease is due primarily to discounting in the marketplace.

     Sales of Smith & Davis homecare beds in 1995 increased $1.1 million or 12% from 1994. 1995 sales of Smith & Davis oxygen concentrators and other products decreased $1.9 million as this product line was discontinued and sold in August 1995.

     Total Company gross profit increased $2.4 million or 18% from $13.6 million in 1994 to $16.0 million in 1995. The increase in gross profit reflects improved manufacturing efficiency and positive results of the Company's program to outsource manufacturing to lower cost facilities, offset in part by continued price competition in the markets for the Company's wheelchairs and bed products. Productivity at the Company's primary domestic manufacturing facility was negatively impacted during the fourth quarter of 1995 as a result of a WARN act notice issued pursuant to the layoff of 30% of the work force at that facility. These layoffs, which were completed during the first quarter of 1996, were a result of the transfer of workload to lower-cost facilities and the Company's continued manufacturing rationalization.

    Operating expenses decreased $3.2 million from $20.8 million in 1994 to $17.6 million in 1995. This decrease is primarily due to continued cost containment and favorable changes in insurance rates and claims.

    Interest expense increased to $3.8 million in 1995 from $2.6 million in 1994 due to increased borrowings during 1995. See Note 6 -- Debt Restructuring and Conversion, of the Notes, and Note 7 -- Debt, of the Consolidated Financial Statements included in Item 8 of this Form 10-K.



1994 versus 1993

     Wheelchair and accessory sales of $65.7 million in 1994 increased $3.9 million or 6% from 1993. The 1992 relocation of the Company's primary domestic manufacturing facility from California to Missouri and the related production and delivery problems negatively affected sales during 1993. Shipments during 1993 were further negatively impacted by complications arising out of a major computer system implementation which occurred in October, 1993. The majority of the problems associated with the computer system conversion have since been rectified. The domestic wheelchair order rate demonstrated improvement throughout 1994 as operations in Missouri stabilized.

    Sales of Smith & Davis homecare beds of $10.7 million in 1994 decreased $0.7 million or 6% from 1993 due primarily to increased competition and price erosion. Sales of the Institutional Business for 1993 approximated $17 million. This business was not included in the Company's consolidated results of operations for 1994 or 1995, as discussed above.

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

    Interest expense decreased to $2.6 million in 1994 from $5.1 million in 1993 due primarily to the fourth quarter 1993 conversion of $75 million of debt and accrued interest to equity. See Note 6 -- Debt Restructuring and Conversion, of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.



LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are cash provided from operations and borrowings. At December 31, 1995, the Company had $0.1 million in cash or $0.4 million less than the $0.5 million in cash at December 31, 1994. At December 31, 1995, total debt of $47.9 million was $5.3 million higher than the $42.6 million in debt at December 31, 1994. The debt conversion transaction in 1993 resulted in conversion of $75 million of indebtedness and accrued interest to $55 million of Common Stock and $20 million of Series C Preferred Stock. Prior to such debt conversion transaction, the indebtedness had increased during 1993 due to advances from BIL in the amount of $37.8 million, which were used to fund operating losses and previously accrued restructuring expenses and to repay $5.7 million to The Hongkong and Shanghai Banking Corporation Limited -- Chicago Branch ("HSBC"). During 1994 and 1995 BIL advanced the Company an additional $13.7 million and $5.6 million, respectively, which was used to fund operating losses and previously accrued restructuring expenses.

     In December 1995, HSBC and E&J Inc. agreed to amend the Revolving Credit Agreement originally entered into on September 30, 1992 and extend its term through September, 1997. The HSBC facility, as amended, provides up to $6 million of letter of credit availability and cash advances of up to $25 million to E&J Inc. Advances under the Revolving Credit Agreement bear interest at the prime rate plus 0.25%, as announced by Marine Midland Bank N.A., from time to time, and are guaranteed by Brierley Investments Limited, an affiliate of BIL. Repayment of existing debt with BIL is subordinated to the HSBC debt.

     On December 21, 1995, $3 million of the increased credit facility was utilized to repay an advance from BIL made earlier in 1995. As of December 31, 1995, $18.7 million of the $25 million available for cash advances from HSBC had been utilized.

     At December 31, 1995 and December 31, 1994, under the debt agreements with BIL and HSBC, the Company was obligated to repay the following amounts at the various dates listed below.

                        12/31/95    12/31/94
                        Balance     Balance
 Debt Agreement        $ millions  $ millions  Repayment Date
                       ----------  ----------  --------------

  Revolving Promissory     21.1       18.5     Revolving Promissory Note
    Note to BIL                                matures September 30, 1997

  HSBC Revolving Credit    18.7       10.0     September 30, 1997
    Agreement (1)

  Accrued, unpaid           2.6        1.0
    interest due BIL
                          -----     -----
TOTAL                     $42.4      $29.5

      (1)Excludes   approximately  $5.7  million  and   $5.1   million
      committed with respect to outstanding letters of credit at December 31, 1995 and December 31, 1994, respectively.


     There can be no assurance that the Company's operation will produce positive cash flow in sufficient amounts so that the Company will be able to secure additional borrowings or make asset sales that will enable it to make its debt payments when due.

     The Company entered into a debt conversion agreement as of September 30, 1993 with BIL whereby $75 million of the indebtedness due BIL was restructured by the issuance of a Common Stock Note and a Preferred Stock Note. The balance of the BIL indebtedness ($6.8 million) which was not converted into the Common Stock Note and the Preferred Stock Note was treated as advances under the the Company's revolving promissory note with BIL. See Note 6 -- Debt Restructuring and Conversion, of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K for a discussion of the debt conversion transaction.

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

     As part of the debt conversion transaction, BIL agreed to provide to the Company and E&J Inc. a revolving credit facility of up to $12.5 million, as evidenced by BIL's revolving promissory note. As of December 31, 1995, this facility was completely utilized and an additional $8.6 million, net, had been advanced to the Company and E&J Inc. by BIL. BIL has agreed to extend the due date of such debt to September 30, 1997.

     In July, 1991, the Company obtained a three-year $13 million secured credit line for its Smith & Davis subsidiary which is secured by substantially all of the subsidiary's assets. In February, 1993 this credit line was amended to increase the availability of funding to the Company and reduce the borrowing costs thereunder. The cash proceeds from the sale of the Institutional Business of approximately $4.5 million were used to reduce this debt. The balance due under this credit line was repaid in December 1995 utilizing funds advanced from BIL. The Company's Canadian subsidiary has existing credit facilities in the aggregate of $4.7 million, of which $4.7 million was borrowed as of December 31, 1995. During June, 1994 the Company's Mexican subsidiary obtained a credit facility in the aggregate of $1.0 million, on which $0.7 million was borrowed as of December 31, 1995.

     Pursuant to an Asset Purchase Agreement dated February 15, 1995, the Company sold the Smith & Davis Institutional Business effective April 4, 1995. The proceeds consisted of approximately $4.5 million in cash (which was used to repay debt), $2.7 million in assumption of liabilities, and notes valued at approximately $2.1 million; $0.2 million of such notes were repaid in 1995 with the remainder expected to be repaid in 1996.

     At December 31, 1995 the Company owed $24.7 million to banks and other commercial lenders, $2.1 million under capitalized lease obligations, and $21.1 million to BIL.

     The Company's 1995 and 1994 revenues and operating results were negatively impacted by ongoing price competition. Long lead times and shipping delays due to start-up inefficiencies in the wheelchair manufacturing operations adversely impacted customer confidence. Management continues to address the Company's problems with manufacturing and shipment delays. Additionally, the Company continues to address the rationalization of its production facilities in the US, Canada and Mexico and the increased outsourcing of products and product components, which the Company expects will lower its production costs. Order rates, margins and market share must increase, production and operating costs must be further reduced and customer confidence must continue to be restored if the Company is to generate the cash flow necessary to fund its debt service and operations on a continuing basis and to achieve profitability. Although the Company has programs in place which are designed to address these issues, there is no assurance that such programs will achieve their objectives. With respect to its wheelchair and homecare bed products, the Company anticipates severe price and product competition for the foreseeable future.

     The accompanying consolidated financial statements have been prepared under the going concern concept. The going concern concept anticipates an entity will continue in its present form and, accordingly, uses the historical cost basis to prepare financial statements. The Company has incurred substantial restructuring expenses and recurring operating losses and has a net capital deficiency at December 31, 1995. No assurance can be made that the Company will successfully emerge from or complete its restructuring activities.

     Management believes that the Company's domestic and international manufacturing capacity is sufficient to meet anticipated demand for the foreseeable future. Capital expenditures of approximately $1.3 million are projected for 1996 versus actual expenditures of $0.8 million in 1995. The Mexican peso has resulted in lower manufacturing costs for the Company's Mexico subsidiary.

     No dividends on the Company's Common Stock were paid in either 1995 or 1994. Management does not currently anticipate paying cash dividends on its Common Stock in the foreseeable future. The determination of future cash dividends to be declared and paid on the Common Stock, if any, will depend upon the Company's financial condition, earnings and cash flow from operations, the level of its capital expenditures, its future business prospects and other factors that the Board of Directors deems relevant. The Company is currently prohibited from paying cash dividends on its Common Stock under covenants contained in the debt agreements with its principal lenders.


Net Operating Loss Carryforwards

     The Company and certain subsidiaries file consolidated federal income and combined state tax returns. For federal income tax purposes, as of December 31, 1995, the Company has net operating loss (NOL) carryforwards of approximately $143 million and tax credit carryforwards of approximately $1 million that expire in 1997 through 2010. In accordance with the Internal Revenue Code, when certain changes in company ownership occur, utilization of NOL carryforwards is limited. The Company has determined that there has been a change in ownership due to the various debt and equity transactions consummated with BIL as described in Note 7 -- Debt, of the Notes to the Consolidated Financial Statements. As a result, approximately $88.5 million of the Company's NOL carryforwards are subject to an annual limitation of approximately $3 million. If the full amount of that limitation is not used in any year, the amount not used increases the allowable limit in the subsequent year.

     In addition, there are approximately $7 million and $6 million, respectively, of preacquisition NOL carryforwards generated by Smith & Davis and MCT with expiration dates through 2004. Annual utilization of these NOLs is limited to $0.6 million for Smith & Davis and $0.5 million for MCT to reduce each entity's future contribution to consolidated taxable income.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     REPORT OF INDEPENDENT ACCOUNTANTS

To The Board of Directors and Stockholders of Everest & Jennings International Ltd.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' deficit and of cash flows present fairly, in all material respects, the financial position of Everest & Jennings International Ltd. and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion expressed above.

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

/s/ PRICE WATERHOUSE LLP
St. Louis, Missouri
March 15, 1996

                   CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in thousands except per-share data)

                                         Year Ended December 31,
                                         -----------------------
                                        1995        1994      1993
                                        ----        ----      ----

Revenues                              $74,627    $79,438    $94,459
Cost of sales                          58,597     65,888     83,825
                                      -------    -------    -------

  Gross profit                         16,030     13,550     10,634
                                      -------    -------    -------

Selling expenses                       11,006     12,448     18,777
General and administrative expenses 5,527 6,519 16,441 Research & development expenses
  (Note 5)                              1,123      1,885     10,764
Restructuring expenses (Note 2)            --         --     15,104
                                      -------    -------    -------

  Total operating expenses             17,656     20,852     61,086
                                      -------    -------    -------

  Loss from operations                (1,626)    (7,302)   (50,452)
                                      -------    -------    -------
Other expense:
  Interest expense, BIL (Note 7)      (1,669)      (897)    (2,585)
  Interest expense, other             (2,061)    (1,722)    (2,487)
                                      -------    -------    -------

Other expense, net                    (3,730)    (2,619)    (5,072)
                                      -------    -------    -------

  Loss from operations before
    income taxes                      (5,356)    (9,921)   (55,524)

Income tax provision (benefit)(Note 8)     96      (162)        173
                                      -------    -------    -------

  Net loss                         $  (5,452) $  (9,759)  $(55,697)

Loss per share                        $(0.08)    $(0.14)    $(5.96)

Weighted average number of
  Common Shares outstanding        72,272,808  72,201,207  9,343,868

           The accompanying Notes are an integral part of these Consolidated Financial Statements

                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)

                                  ASSETS

                                             December 31    December 31
                                                 1995           1994
                                             -----------    -----------
CURRENT ASSETS:
  Cash and cash equivalents                   $     117     $     513
  Accounts receivable, less allowance
    for doubtful accounts of $1,847
    and $2,088, respectively (Note 4)            16,952        18,894
  Inventories (Notes 4 and 9)                    19,570        20,449
  Assets held for sale (Notes 1 and 4)               --        11,289
  Other current assets                            1,299         1,444
                                                 ------        ------
    Total current assets                         37,938        52,589
                                                 ------        ------

PROPERTY, PLANT AND EQUIPMENT (Note 4):
  Land                                              261           237
  Buildings and improvements                      4,500         4,056
  Machinery and equipment                        15,380        14,636
                                                 ------        ------
                                                 20,141        18,929
  Less accumulated depreciation and
    amortization                               (12,992)      (10,994)
                                                 ------        ------
    Property, plant and equipment, net            7,149         7,935

NOTES RECEIVABLE (Note 4)                         2,524            --

INTANGIBLE ASSETS, NET (Note 3)                     402           710

OTHER ASSETS                                        217           335
                                                 ------        ------
TOTAL ASSETS                                    $48,230       $61,569

           The accompanying Notes are an integral part of these Consolidated Financial Statements

                        CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands except per-share data)

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

                                             December 31    December 31
                                                 1995           1994
                                             -----------    -----------
CURRENT LIABILITIES:
  Short-term borrowings and current installments of long-term
    debt of $1,089 and $2,600, respectively (Note 7)$ 4,473   $11,155
  Short-term borrowings from BIL (Note 7)            --         6,503
  Accounts payable                                8,361        11,958
  Accrued payroll costs                           6,327         7,900
  Accrued interest, BIL (Note 7)                  2,629           960
  Accrued expenses                                5,310         9,612
  Accrued restructuring expenses
    (Notes 1, 2 and 4)                              659         4,476
                                                 ------        ------
    Total current liabilities                    27,759        52,564
                                                 ------        ------

LONG-TERM DEBT, NET OF CURRENT PORTION
  (Note 7)                                       22,370        12,968

LONG-TERM BORROWINGS FROM BIL (Note 7)           21,103        12,000

OTHER LONG-TERM LIABILITIES                         130           218

COMMITMENTS AND CONTINGENCIES (Notes 12 and 13)

STOCKHOLDERS' DEFICIT (Notes 6 and 10):
  Series A Convertible Preferred Stock           13,175        12,087
  Series B Convertible Preferred Stock            1,317         1,317
  Series C Convertible Preferred Stock           20,000        20,000
  Single Class Common Stock, par value: $.01;
    authorized 120,000,000 shares                   722           722
  Additional paid-in capital                    105,608       105,595
  Accumulated deficit                         (159,793)     (153,228)
  Minimum pension liability adjustment          (3,264)       (1,812)
  Cumulative translation adjustments              (897)         (862)
                                                 ------        ------
    Total stockholders' deficit                (23,132)      (16,181)
                                                 ------        ------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT     $48,230       $61,569

           The accompanying Notes are an integral part of these Consolidated Financial Statements

          EVEREST & JENNINGS INTERNATIONAL LTD. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
             FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1995
                          (Dollars in thousands)


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

(1) Effective November 18, 1993, Class A Common Stock and Class B Common Stock were combined into a single class Common Stock

The accompanying Notes are an integral part of these Consolidated Financial
                                Statements

                            EVEREST & JENNINGS INTERNATIONAL LTD. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                              FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1995
                                            (Dollars in thousands)
                                                 (continued)

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

(1) Effective November 18, 1993, Class A Common Stock and Class B Common Stock were combined into a single class Common Stock

          The accompanying Notes are an integral part of these Consolidated
Financial Statements

          EVEREST & JENNINGS INTERNATIONAL LTD. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
             FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1995
                          (Dollars in thousands)
                                (continued)


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

The accompanying Notes are an integral part of these Consolidated Financial
                                Statements

                            EVEREST & JENNINGS INTERNATIONAL LTD. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                              FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1995
                                            (Dollars in thousands)
                                                 (continued)

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


          The accompanying Notes are an integral part of these Consolidated
Financial Statements

          EVEREST & JENNINGS INTERNATIONAL LTD. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
             FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1995
                          (Dollars in thousands)
                                (continued)


                                     Series A            Series B               Series C
                                   Convertible          Convertible           Convertible
                                 Preferred Stock      Preferred Stock       Preferred Stock        Common Stock
                                Shares       Amt      Shares     Amt       Shares        Amt      Shares     Amt
Balance at December 31, 1994   7,218,204   $12,087    786,357   $1,317  20,000,000    $20,000   72,257,812  $722

Common Stock Issued for
    Exercised Stock Options           --        --         --       --          --         --       22,834    --

Pay-in-kind dividends on
   Series A Convertible
   Preferred Stock               649,638     1,088         --       --          --         --           --    --

Net loss                              --        --         --       --          --         --

Adjustment for Pension Liability      --        --         --       --          --         --

Translation adjustments               --        --         --       --          --         --
                               ---------   -------    -------   ------   ---------    -------   ----------   ---

Balance at December 31, 1995   7,867,842   $13,175    786,357   $1,317  20,000,000    $20,000   72,280,646  $722

The accompanying Notes are an integral part of these Consolidated Financial
                                Statements

                            EVEREST & JENNINGS INTERNATIONAL LTD. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                              FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1995
                                            (Dollars in thousands)
                                                 (continued)

                                                                    Minimum
                                     Additional     Accumu-         Pension        Cumulative
                                      Paid-in        lated         Liability      Translation
                                      Capital       Deficit       Adjustments     Adjustments      Total
Balance at December 31, 1994         $105,595     $(153,228)       $(1,812)         $(862)        $(16,181)

Common Stock Issued for
     Exercised Stock Options               13             --             --             --               13

Pay-in-kind dividends on Series A
Convertible Preferred Stock                --        (1,113)             --             --             (25)

Net loss                                   --        (5,452)             --             --          (5,452)

Adjustment for Pension Liability           --             --        (1,452)             --          (1,452)

Translation adjustments                    --             --             --           (35)             (35)
                                       ------       --------        -------          -----            -----

Balance at December 31, 1995         $105,608     $(159,793)       $(3,264)         $(897)        $(23,132)


          The accompanying Notes are an integral part of these Consolidated
Financial Statements

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)

                                            Year Ended December 31,
                                        1995          1994        1993
                                        ----          ----        ----

Cash flows from operating activities:

  Net loss                          $ (5,452)    $  (9,759)   $(55,697)

  Adjustments to reconcile net
   loss to cash used in operating
   activities:
     Depreciation and amortization      2,153         1,978       2,637
     Charge for in-process R&D on
      MCT acquisition                      --            --       9,764

  Restructuring expenses (Note 2):
     Reserve on disposition of Smith
      & Davis institutional business       --            --      13,000
     Net increase (decrease) in
      certain accrued expenses        (3,817)       (2,262)         245

  Changes in operating assets and
   liabilities, net of effects of
   the 1993 MCT acquisition (Note 5):
     Accounts receivable                3,069       (1,800)     (1,652)
     Inventories                        (107)       (2,329)       2,336
     Accounts payable                 (1,357)         3,699     (9,268)
     Accrued interest, BIL              1,669           775       2,409
     Accrued expenses                 (6,138)       (2,277)       1,421
     Other, net                           319         (140)         817
                                       ------        ------      ------
  Cash used in operating activities   (9,661)      (12,115)    (33,988)
                                       ------        ------      ------

Cash flows from investing activities:
  Capital expenditures, net             (772)       (1,463)       (955)
  MCT acquisition, net of cash
   acquired                                --            --     (1,833)
  Proceeds from sale of assets held
   for sale                             4,518            --          --
  Receipt of principal of notes
   receivable                             309            --          --
                                       ------        ------      ------
  Cash provided by (used in)
   investing activities                 4,055       (1,463)     (2,788)
                                       ------        ------      ------

Cash flows from financing activities:
  Advances from BIL (Note 7)            5,600        13,701      45,795
  Repayments to BIL (Note 7)          (3,000)            --          --
  Increase (decrease) in short-term
   and long-term borrowings, net        2,720       (1,371)     (6,326)
  Costs pertaining to equity conversion    --            --       (500)
  Exercise of Common Stock Option          13            17          --
  Changes in other long-term
   liabilities                           (88)            --       (311)
                                       ------        ------      ------
  Cash provided by financing
   activities                           5,245        12,347      38,658
                                       ------        ------      ------

Effect of exchange rate changes
 on cash flows                           (35)         (128)       (155)
                                       ------        ------      ------
Increase (decrease) in cash balance     (396)       (1,359)       1,727
Cash and cash equivalents at
 beginning of year                        513         1,872         145
                                       ------        ------      ------
Cash and cash equivalents at
 end of year                           $  117        $  513      $1,872

Supplemental cash flow information:
  Cash paid for interest               $2,111        $1,675      $2,611
  Cash paid for income taxes              216           142         164


Supplemental information for noncash financing and investing activities:

     During 1995, the Company sold the Smith & Davis Institutional Business for proceeds that included approximately $4.5 million in cash (which was used to repay debt), $2.7 million in assumption of liabilities, and notes valued at approximately $2.1 million.

    Effective as of December 31, 1993, a Common Stock Note in the principal amount of $55,000 was converted into 55,000,000 shares of Common Stock and a Preferred Stock Note in the principal amount of $20,000 was converted into 20,000,000 shares of Series C Convertible Preferred Stock.

     In accordance with SFAS No. 87, the Company recorded an additional minimum pension liability for underfunded plans of $2,606 at December 31, 1993 (Note 11). This amount was adjusted to $1,812 at December 31, 1994.
As of December 31, 1995 this amount was increased to $3,264 due to a decrease in the discount rate utilized to determine the liability.

     During 1993, the Company entered into new capital lease agreements of $2,465 for a new computer and phone system.


           The accompanying Notes are an integral part of these Consolidated Financial Statements


                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in thousands except as noted and per-share data)

NOTE 1 -- CORPORATE RESTRUCTURING

     Everest & Jennings International Ltd. ("E&J" or the "Company") through its subsidiaries manufactures wheelchairs and distributes homecare beds. Effective in the fourth quarter of 1993, the Company adopted a plan to dispose of Smith & Davis' hospital and nursing home bed and institutional casegoods businesses (the "Institutional Business") and recorded a reserve of $13 million to write down the assets of the Institutional Business to their estimated net realizable values and for the estimated operating losses during the phase out period and the estimated costs of disposition. See Note 2 - Restructuring Expenses and Note 4 - Assets Held for Sale.
Pursuant  to  an  Asset  Purchase Agreement dated February  15,  1995,  the
Company sold the Institutional Business effective April 4, 1995. The proceeds consisted of approximately $4.5 million in cash (which was used to repay debt), $2.7 million in assumption of liabilities, and notes valued at approximately $2.1 million. The reduction in accrued restructuring expense since December 31, 1994 primarily reflects changes in estimates, adjustments and the payment of disposal costs related to the sale.

     Since 1989 the Company has incurred substantial financial losses in a continuing effort to restructure its operations with the objective of improving its competitive position within the durable medical equipment industry. Restructuring activities to date have included asset sales, significant reductions in headcount, salaries and fringe benefits, plant closures and consolidations, product line rationalization, debt to equity conversion and outsourcing of manufacturing operations. In 1992 the Company relocated its corporate headquarters and principal wheelchair manufacturing operations from California to Missouri. The relocation facilitated the consolidation of corporate offices and other key administrative, sales/marketing, and technical functions with existing Company operations in the St. Louis area. In October, 1993, the Company transferred its data processing operations from California to Missouri, which represented the final step in the Company's relocation. Additionally, the Company continues to analyze its cost structure and operating efficiencies for potential savings.

     On September 30, 1992, the Company finalized a $20 million revolving credit facility with The Hongkong and Shanghai Banking Corporation Limited
- - Chicago Branch ("HSBC"). The repayment of the HSBC facility has been guaranteed by Brierley Investments Limited, an affiliate of BIL (Far East Holdings) Limited ("BIL"), currently the Company's majority shareholder. From the proceeds of the HSBC facility, $11 million was utilized to repay advances previously made by BIL. The remaining proceeds were used to fund restructuring expenses, to replace existing letters of credit and for working capital purposes. In December 1995, the revolving credit facility was amended to allow borrowings of up to $25 million. See Note 7 -- Debt.

     Through September 30, 1993, BIL provided the Company with $43.3 of additional funding beyond the amounts available under the HSBC credit line. As of September 30, 1993, the Company and BIL entered into a Debt
Conversion Agreement, which provided, in part, for the conversion of $75,000,000 of short-term indebtedness and accrued interest into equity. See Note 6 -- Debt Restructuring and Conversion. From October 1, 1993 to December 31, 1995, BIL advanced $27.4 million to the Company to fund operating losses and previously accrued restructuring charges. See Note 7
- --  Debt  for  details as to the Company's indebtedness to  BIL  and  other
lenders.   At  December 31, 1995, the total amount of outstanding  advances from BIL was $21.1.

     The Company's 1995 and 1994 revenues and operating results were negatively impacted by ongoing price competition. Long lead times and shipping delays due to start-up inefficiencies in manufacturing operations adversely impacted customer confidence. Management continues to address the Company's problems with manufacturing and shipment delays. Additionally, the Company continues to address the rationalization of its production facilities in the US, Canada and Mexico and the increased outsourcing of products and product components, which the Company expects will lower its production costs. Order rates, margins and market share must increase, production and operating costs must be further reduced and customer confidence must continue to be restored if the Company is to generate the cash flow necessary to fund its debt service and operations on a continuing basis and to achieve profitability. Although the Company has programs in place which are designed to address these issues, there is no assurance that such programs will achieve their objectives.

     The accompanying consolidated financial statements have been prepared under the going concern concept. The going concern concept anticipates an entity will continue in its present form and, accordingly, uses the historical cost basis to prepare financial statements. The Company has incurred substantial restructuring expenses and recurring operating losses and has a net capital deficiency at December 31, 1995. No assurance can be made that the Company will successfully emerge from or complete its restructuring activities.


NOTE 2 -- RESTRUCTURING EXPENSES

     As disclosed in Note 1, the Company sold the Institutional Business of its Smith & Davis subsidiary effective April 4, 1995. At December 31, 1993 the Company had prepared estimates of the net realizable value of related assets to be sold (see Note 4 -- Assets Held for Sale) and other costs directly associated with the decision to dispose of such business along with operating losses expected to be incurred until the business was sold. No additional provision was required to the amount discussed below which was recorded in 1993 relative to the disposal of the Institutional Business. The proceeds from the sale of the Institutional Business were used primarily to reduce debt.

     During the fourth quarter of 1993, the Company recorded $15.1 million of restructuring expenses in connection with the consolidation of manufacturing and distribution facilities in the United States and Canada ($2.1 million) and the sale of the Smith & Davis Institutional Business ($13 million). The charge with respect to the manufacturing and distribution facilities primarily relates to the termination of various facilities leases. The amount recorded for the sale of the Institutional Business was as follows:

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


NOTE 3 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its subsidiaries. The Company's principal subsidiaries include Everest & Jennings, Inc. located in St. Louis, Missouri; Everest & Jennings Canadian Limited located in Toronto, Canada; Everest & Jennings de Mexico, S.A. de C.V. located in Guadalajara, Mexico; and Smith & Davis Manufacturing Company, also located in St. Louis,
Missouri. Net assets of the foreign subsidiaries totalled $3,154 as of December 31, 1995. All significant intercompany accounts and transactions have been eliminated.

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

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are carried at cost except for certain assets held for sale which were written down in value in anticipation of their being sold (see Note 2 -- Restructuring Expenses and Note 4 -- Assets Held for Sale). Provisions for depreciation and amortization are determined using the straight-line method based upon the estimated useful life of the asset, with asset lives ranging from one to forty years. Leasehold improvements are amortized over the life of the related lease.

INVESTMENT IN JOINT VENTURE: On August 15, 1990, the Company entered into a joint venture agreement with an Indonesian company. The Company contributed fixed assets valued at $300 to the joint venture in exchange for 30% of the joint venture's outstanding common stock. Due to continued losses experienced by the joint venture, the Company wrote off this investment in 1993 and sold its remaining interest in 1996, resulting in an immaterial impact on the Consolidated Financial Statements.

EXCESS OF INVESTMENT OVER NET ASSETS ACQUIRED: Intangible assets, net, includes primarily the excess of cost over net assets acquired (goodwill) of Medical Composite Technology, Inc. of $900, which is being amortized using the straight-line method over a period of three years. See Note 5 -- Acquisition.

INCOME TAXES: The Company utilizes an asset and liability approach in accounting for income taxes and requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. Since it is unlikely that the Company will realize the future tax benefits of the net deferred tax asset due to its substantial net operating losses, a valuation allowance has been established for the full amount.

LOSS PER SHARE: Loss per share for each of the years in the three-year period ended December 31, 1995 is calculated based on the weighted average number of the combined shares of both Class A and Class B Common Stock outstanding during the periods, and the weighted average number of shares of single class Common Stock outstanding after November 18, 1993.

CONCENTRATION OF CREDIT RISK: The Company sells its products to customers in the healthcare industry, primarily in North America. Third party reimbursement through private or governmental insurance programs and managed care programs impacts a significant component of the Company's business. Concentration of credit risk with respect to trade receivables is limited due to the size of the customer base and its dispersion. The Company performs on-going credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

     Net sales by product line for each year of the three year period ended December 31, 1995 are as follows:

                                           Year Ended December 31,
                                           -----------------------
                                       1995          1994        1993
                                       ----          ----        ----
   Net sales, durable medical
     products:
       Wheelchairs                  $  59,762     $  63,819    $  61,750
       Beds and Accessories            10,265         9,098       29,266
       Other                            4,600         6,521        3,443
                                    ---------     ---------    ---------
                                    $  74,627     $  79,438    $  94,459

     Export sales to unaffiliated customers by domestic operations in the United States are not significant. No single customer accounts for 10% or more of the consolidated revenues.

     The Company currently buys ready-to-assemble wheelchair kits, an important component of its products, from one supplier. A change in suppliers could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely. However, the Company believes that numerous alternative supply sources are available for these materials.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT: In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), which addresses accounting for stock option, purchase and award plans. The Company will adopt SFAS 123 in 1996 and will then have the option of valuing stock compensation using either the "fair value based method" or the "intrinsic value based method". The Company anticipates that, when adopted, SFAS 123 will have no material effect on its financial position or results of operations.

RECLASSIFICATION: Certain reclassifications (beginning in 1994) including the reclassification of shipping and distribution costs from operating expenses to cost of sales have been made to prior period consolidated financial statements to conform with current period presentation. The reclassifications have no effect on loss from operations and net loss as previously reported.


NOTE 4 -- ASSETS HELD FOR SALE

     Pursuant to an Asset Purchase Agreement dated February 15, 1995, the Company sold the Smith & Davis Institutional Business effective April 4, 1995. The proceeds consisted of approximately $4.5 million in cash (which was used to repay debt), $2.7 million in assumption of liabilities, and notes valued at approximately $2.1 million; $0.2 million of such notes were repaid in 1995 with the remainder expected to be repaid in 1996.

    Net assets held for sale of the Institutional Business consisted of the items in the following table as of December 31, 1994 (stated at estimated net realizable values). The value of these assets approximated the net proceeds from the sale of the Institutional Business on the sale date of April 4, 1995.

                                            December 31, 1994
                                            -----------------

                 Accounts receivable             $ 4,099
                 Inventories                       4,298
                 Land and buildings                1,350
                 Machinery & equipment             1,200
                 Other assets                        342
                                                 -------
               Total assets held for sale        $11,289


     Revenues of the Institutional Business and related costs were included in the consolidated results of the Company in years prior to 1994. The 1993 restructuring provision included an estimate of losses to be incurred during the phase-out period. During the phase out period commencing January 1, 1994 through the disposal date (April 4, 1995), the results of the Smith & Davis Institutional Business were included as a component of accrued restructuring expenses on the consolidated balance sheet. The reduction in accrued restructuring expense since December 31, 1994 primarily reflects changes in estimates, adjustments and the payment of disposal costs related to the sale. Revenues and net income (loss) from operations (unaudited) for the Institutional Business were as follows:

                       January 1, 1995      For Year Ended December 31,
                    through April 4, 1995       1994           1993
                    ---------------------       ----           ----
   Revenues                  $5,508           $21,220        $ 17,335
   Net income (loss)         $  129          $(1,400)       $(17,310)

     Pursuant to an Asset Purchase Agreement dated July 24, 1995, the Company sold the Smith & Davis Oxycon line of oxygen concentrator products. This transaction was finalized effective August 9, 1995. The proceeds from the sale consisted of a note valued at $0.6 million. This transaction did not result in a material gain or loss.


NOTE 5 -- ACQUISITION

      In January 1994, the Company completed the acquisition (the "Acquisition") of Medical Composite Technology, Inc. ("MCT"). The $10.6 million purchase price consisted of the issuance of 8,000,000 shares of Common Stock, $2 million in the form of pre-closing cash advances, and the assumption of $0.6 million of net liabilities. Additionally, the Company assumed 107,614 unvested and 300,422 vested stock options; such options are for the purchase of the Company's Common Stock. MCT develops and designs state-of-the-art durable medical equipment, including wheelchairs and other medical mobility products.

     The Acquisition was accounted for as a purchase. Of the $10.6 million purchase price, $9.7 million of the purchase price is attributable to in-process research and development which was expensed in the fourth quarter of 1993. The balance of the purchase price over the fair value of assets acquired, $0.9 million, was allocated to goodwill and is being amortized over a period of three years.

     For purposes of consolidated financial statement presentation, the Acquisition was effective on December 31, 1993. Accordingly, the Company's consolidated balance sheet as of December 31, 1995, 1994 and 1993 include the assets and liabilities of MCT. MCT's results of operations are included in the consolidated financial statements from the date of acquisition.

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



NOTE 6 -- DEBT RESTRUCTURING AND CONVERSION

     As of September 30, 1993, the Company, Everest & Jennings, Inc. ("E&J Inc."), Jennings Investment Co. and BIL entered into a Debt Conversion Agreement to provide for the conversion (the "Debt Conversion Transaction") of approximately $75 million in principal and accrued, unpaid interest (the "Converted BIL Debt"), owed by the Company and E&J Inc. to BIL. Pursuant to the Debt Conversion Transaction, the Company and E&J Inc. issued to BIL a Convertible Promissory Note -- Common Stock (the "Common Stock Note") in the initial principal amount of $45 million and a Convertible Promissory Note -- Preferred Stock (the "Preferred Stock Note") in the original principal amount of $20 million. The Common Stock Note was subsequently increased to $55 million via a transfer of $10 million from the Revolving Promissory Note to the Common Stock Note. The Common Stock Note was converted into 55 million shares of Common stock and the Preferred Stock Note was converted into 20 million shares of Series C Convertible Preferred Stock on January 12, 1994 upon the satisfaction of certain preestablished conditions.

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

     The effects of the conversions of both the Common Stock Note and the Preferred Stock Note have been reflected in the consolidated financial statements as of December 31, 1995, 1994 and 1993. No gain or loss was recognized as a result of the Debt Conversion Transaction.



NOTE 7 -- DEBT

    The Company's debt as of December 31, 1995 and 1994 is as follows:

                                                 1995            1994
                                                 ----            ----
  Revolving Promissory Note to BIL             $   -0-         $ 6,503
  Loans payable to HSBC                         18,700          10,000
  Other domestic debt                            2,622           8,913
  Foreign debt                                   5,521           5,210
  Long-term loan payable to BIL                 21,103          12,000
                                                ------          ------
  Total debt                                    47,946          42,626

  Less short-term debt and current
    installments of long-term debt               4,473          17,658
                                                ------          ------
  Long-term debt, net of current
    installments, including Revolving
    Promissory Note to BIL in 1994             $43,473         $24,968


    Aggregate long-term debt maturities during each of the next five fiscal years is as follows:

                      1996             $ 4,473
                      1997              41,333
                      1998                 965
                      1999                 375
                      2000                 275
                      Thereafter           525
                                       -------
                                       $47,946

     The weighted average interest rate at December 31, 1995 on outstanding
short-term  borrowings  of  $4,473 was approximately  9%.   The  short-term
borrowings at December 31, 1995 are as follows:

                  Foreign Debt                 $3,396
                  Other Short-term Debt         1,077
                                               ------
                                               $4,473


     In order to facilitate the relocation process by the Company from California to Missouri, in February, 1992, BIL acquired all of Security Pacific National Bank's rights (the "Bank Interest") in the First Amended and Restated Credit Agreement that had been executed in 1991 ("Bank Loan"). The acquisition of the Bank Loan by BIL resulted in BIL acquiring the Series B Convertible Preferred Stock (786,000 shares). As a condition of the HSBC Revolving Credit Agreement, BIL subordinated the repayment of the Bank Loan and the Amended 10.5% Note (as defined below) to the repayment of the HSBC debt. As of September 30, 1993, the Bank Loan was restructured as part of the Debt Conversion Transaction.

     As of September 30, 1993, the Company entered into the Debt Conversion Agreement with BIL whereby $75 million of the indebtedness due BIL was restructured by the issuance of the Common Stock Note and the Preferred Stock Note (see Note 6). The balance of the indebtedness owed BIL ($6.8 million) which was not converted into the Common Stock Note and the Preferred Stock Note was treated as advances under the Revolving Promissory Note.

     In December 1995, HSBC and E&J Inc. agreed to amend the Revolving Credit Agreement originally entered into on September 30, 1992 and extend its term through September, 1997. The HSBC facility, as amended, provides up to $6 million of letter of credit availability and cash advances of up to $25 million to E&J Inc. Advances under the Revolving Credit Agreement bear interest at the prime rate plus 0.25%, as announced by Marine Midland Bank N.A. from time to time (8.5% at December 31, 1995), and are guaranteed by Brierley Investments Limited, an affiliate of BIL. Repayment of existing debt with BIL is subordinated to the HSBC debt, and Brierley Investments Limited, an affiliate of BIL, guaranteed its repayment.

     On December 21, 1995, $3 million of the increased credit facility was utilized to repay an advance from BIL made earlier in 1995. As of December 31, 1995, $18.7 million of the $25 million available for cash advances had been utilized.

     As part of the Debt Conversion Transaction, BIL agreed to provide to the Company and E&J Inc. a revolving credit facility of up to $12.5 million, as evidenced by the Revolving Promissory Note. At December 31, 1995, this facility was completely utilized. BIL has advanced the Company an additional $8.6 million under the Revolving Promissory Note, bringing the total outstanding advances from BIL to the Company at December 31, 1995 to $21.1 million. The Revolving Promissory Note and other advances mature on September 30, 1997, bear interest at the rate of 8% per annum, and are secured by a lien on and security interest in all assets of the Company and E&J Inc. The Revolving Promissory Note is subordinated to all debt borrowed by the Company or E&J Inc. from, or the payment of which has been guaranteed by the Company or E&J Inc. to HSBC, the Pension Benefit Guaranty Corporation and any other financial institution constituting a principal lender to the Company and/or E&J Inc. As of December 31, 1995, $2.6 million of accrued, unpaid interest is due BIL under the Revolving Promissory Note.

    In July 1991, the Company obtained a three-year secured credit facility in the amount of up to $13 million at an interest rate of prime plus 3% for its Smith & Davis subsidiary. The facility was secured by substantially all of the assets of Smith & Davis. In February 1993, this credit line was amended to increase the availability of funding to the Company, reduce the borrowing cost to prime plus 2% and extend the term to December 31, 1995. The proceeds from the sale of the Institutional Business were used to reduce this debt, and in December 1995 the balance under this credit line was fully repaid utilizing funds advanced from BIL. Additionally, Smith & Davis had other borrowings primarily consisting of amounts owed under an industrial revenue bond totaling $0.1 million at December 31, 1995, with an interest rate approximating 6%. The remaining balance is due in March 1996.

     During May 1992, the Company's Canadian subsidiary renewed existing credit facilities in the aggregate of $4.7 million, which was fully utilized as of December 31, 1995 at interest rates ranging from prime plus 1% to prime plus 1-1/4%. The loans are secured by the assets of the Canadian subsidiary.

     During June 1994, the Company's Mexican subsidiary obtained a credit facility in the aggregate of $1.0 million, of which $0.7 million was borrowed as of December 31, 1995 at interest rates approximating 13%. The loans are secured by the assets of the Mexican subsidiary and are due in annual installments through 1999.

     At December 31, 1995, the Company was contingently liable under existing letters of credit in the aggregate amount of approximately $5.75 million.

     At December 31, 1995 the Company owed $24.7 million to banks and other commercial lenders, $2.1 million under capitalized lease obligations, and $21.1 million to BIL.



NOTE 8 -- INCOME TAXES

     The components of the income tax provision (benefit) from operations for each of the years in the three year period ended December 31, 1995 are as follows:
                                         1995         1994        1993
                                         ----         ----        ----
   Current:
      Federal                             $--          $--         $--
      Foreign                             160           97         197
      State                                --           --          --

   Deferred:
      Federal                             $--          $--         $--
      Foreign                            (64)        (259)        (24)
      State                                --           --          --
                                        -----        -----       -----
                                        $  96       $(162)        $173

    A reconciliation of the provision (benefit) for taxes on loss from operations and the amount computed using the statutory federal income tax rate of 34% for each of the years in the three year period ended December 31, 1995 is as follows:

                                         1995         1994        1993
                                         ----         ----        ----
   Computed "expected" tax benefit    $(1,821)      $(3,373)  $(18,878)
   Increases (reductions) due to:
      State taxes, net of federal
        benefit                             --            --         --
      Foreign subsidiaries with
        different tax rates               (80)            52        319
      Domestic losses with no tax
        benefit                          1,997         3,159     18,732
                                        ------        ------     ------
                                       $    96       $ (162)    $   173

     The Company and certain subsidiaries file consolidated federal income and combined state tax returns. For federal income tax purposes, as of December 31, 1995, the Company has net operating loss (NOL) carryforwards of approximately $143 million and tax credit carryforwards of approximately $1 million that expire in 1997 through 2010. In accordance with the Internal Revenue Code, when certain changes in company ownership occur, utilization of NOL carryforwards is limited. The Company has determined that there has been a change in ownership due to the various debt and equity transactions consummated with BIL as described in Note 6 -- Debt Restructuring and Conversion and Note 7 -- Debt. As a result, approximately $88.5 million of the Company's NOL carryforwards are subject to an annual limitation of approximately $3 million. If the full amount of that limitation is not used in any year, the amount not used increases the allowable limit in the subsequent year.

     In addition, there are approximately $7 million and $6 million, respectively, of preacquisition NOL carryforwards generated by Smith & Davis and MCT with expiration dates through 2004. Annual utilization of these NOLs is limited to $0.6 million for Smith & Davis and $0.5 million for MCT to reduce that entity's future contribution to consolidated taxable income.

    The Company's foreign source income is not material.



NOTE 9 -- INVENTORIES

Inventories at December 31, 1995 and 1994 consist of the following:

                                   1995           1994
                                   ----           ----
      Raw materials              $10,365        $10,249
      Work-in-process              4,593          5,585
      Finished goods               4,612          4,615
                                 -------        -------
                                 $19,570        $20,449



NOTE 10 -- COMMON AND PREFERRED STOCK

     At the March 17, 1992 meeting, the stockholders approved a resolution to authorize a new class of preferred stock. Thereafter, approximately 5.9 million shares of 9% Series A Convertible Preferred Stock were issued for conversion of BIL debt and accrued interest as discussed in Note 7. Such preferred shares are redeemable into common stock on a one-for-one basis at the Company's option until the second anniversary of conversion of the debt, and thereafter at the holder's option until the seventh anniversary of conversion of the debt except for any in-kind dividends which would be redeemable at 150% of the market price at the time of conversion. The preferred shares are also redeemable for cash at the Company's option at a price of $1.67458437 per share until the second anniversary of conversion of the debt and thereafter the seventh anniversary of the conversion to cash at a price of $1.67458437 per share except for in-kind dividends which would be redeemable at an amount equal to 150% of market price of the common stock as of the redemption date. Upon notice of redemption, the holder(s) of the preferred shares can convert such shares into shares of common stock on a one-for-one basis. Also as discussed in Note 7, a second series of preferred stock (Series B, consisting of 786,000 shares) was issued to BIL, which is redeemable at the Company's option into Common Stock on a one-for-one basis (except for any unpaid interest owed) at any time prior to the seventh anniversary of the issuance date of said preferred shares.

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

     On December 31, 1993, the Company's stockholders approved the Debt Conversion Transaction (see Note 6), which resulted in the issuance of 55 million shares of Common Stock and 20 million shares of 7% Series C Convertible Preferred Stock upon conversion of the Common Stock Note and the Preferred Stock Note, respectively. Each share of Series A, B and C preferred shares is convertible into one share of common stock and is entitled to vote with the common stock on an as-converted basis. The Series A and B preferred shares are callable at a price of $1.67458437. Such call option has been waived by BIL through September 30, 1997. The Debt Conversion Transaction resulted in an increase in the total shares outstanding, on a fully diluted basis, to 99.6 million (including shares issued for the MCT acquisition), and increased the percentage ownership of the Company by BIL and its affiliates from approximately 60% at December 31, 1992 to approximately 85% at December 31, 1993.

     The Company has three employee stock option plans that provide for the grant to eligible employees of stock options to purchase shares of Common Stock. The Everest & Jennings International Ltd. 1981 Employees Stock
Option Plan expired in 1991. Options are exercisable over a ten-year period. Stock options were granted at prices which represent the fair market value of the Common Stock on the date of grant. The changes in this stock option plan in each of the years in the three year period ended December 31, 1995 are summarized as follows:

                                            Year Ended December 31,
                                            -----------------------
                                         1995         1994        1993
                                         ----         ----        ----
   Outstanding, beginning of year       56,450       102,450    234,371
   Granted                                  --            --         --
   Exercised                                --            --         --
   Cancelled                          (14,050)      (46,000)  (131,921)
                                        ------        ------    -------
   Outstanding, end of year             42,400        56,450    102,450
   Exercisable, end of year             42,400        56,450    102,450


     Options outstanding as of December 31, 1995 were granted at prices ranging from $1.88 to $12.75 per share. As of December 31, 1995, 42,400 shares were exercisable in the price range of $1.88 to $12.75 per share.

     The Company also has an Omnibus Incentive Plan, which was adopted by the Board of Directors during 1990. Options are exercisable over a ten-year period, and were granted at prices which represent the fair market value of the Common Stock on the date of grant. The changes in the Omnibus Incentive Plan in each of the years in the three year period ended December 31, 1995 are summarized as follows:

                                            Year Ended December 31,
                                            -----------------------
                                         1995         1994        1993
                                         ----         ----        ----
   Outstanding, beginning of year      219,692       549,058    725,000
   Granted                                  --            --    219,000
   Exercised                                --            --         --
   Cancelled                         (128,692)     (329,366)  (394,942)
                                       -------       -------    -------
   Outstanding, end of year             91,000       219,692    549,058
   Exercisable, end of year             84,000       200,906    307,944

     At December 31, 1995, 800,000 shares have been reserved for issuance pursuant to this plan, and 91,000 options were outstanding which were granted at prices ranging from $1.25 to $2.38.

     Effective April 25, 1994, the Company adopted the 1994 Everest & Jennings Stock Option Plan (the "1994 Plan"), providing for the granting of nonqualified stock options to purchase up to 4,400,000 shares of the Company's Common Stock to selected full time employees of the Company. Under the 1994 Plan, options become exercisable in 50% increments when the Company achieves certain performance goals and are automatically exercisable five years after the grant date, assuming continuous employment with the Company. Option activity in the 1994 Plan is as follows:

                                      Year Ended December 31,
                                      -----------------------
                                         1995         1994
                                         ----         ----
   Outstanding, beginning of year    3,152,000      3,682,000
   Granted                           1,009,000             --
   Exercised                                --             --
   Cancelled                         (968,000)      (530,000)
                                     ---------      ---------
   Outstanding, end of year          3,193,000      3,152,000


     Options outstanding as of December 31, 1995 were granted at $0.85, which approximates the fair market value of the Company's common stock at the date of grant. No options were exercisable at December 31, 1995 pursuant to this Plan. At December 31, 1995, 1,207,000 shares were available for the granting of additional options.

     As part of the MCT acquisition, the Company assumed 107,614 unvested and 300,422 vested stock options at exercise prices ranging from $0.06 to $0.28. These options are for the acquisition of the Company's Common Stock. Option activity in the MCT Plan is as follows:

                                      Year Ended December 31,
                                      -----------------------
                                         1995         1994
                                         ----         ----
   Outstanding, beginning of year    3,152,000      3,682,000
   Options assumed                          --        408,036
   Outstanding, beginning of year      316,832             --
   Exercised                          (22,834)       (58,200)
   Cancelled                                --       (33,004)
                                     ---------      ---------
   Outstanding, end of year            293,998        316,832
   Exercisable, end of year            284,193        284,193


NOTE 11 -- EMPLOYEE BENEFIT PLANS

     The Company has a non-contributory defined benefit pension plan covering substantially all employees of its primary domestic subsidiary, Everest & Jennings, Inc. and two non-contributory defined benefit pension plans for the non-bargaining unit salaried employees ("Salaried Plan") and employees subject to collective bargaining agreements ("Hourly Plan") at its Smith & Davis subsidiary. The total pension expense (income) under these plans was $364, $(15) and $40 for 1995, 1994 and 1993, respectively.

     The following table sets forth the status of these plans and the amounts recognized in the Company's consolidated financial statements:

                                        1995        1994      1993
                                        ----        ----      ----
Actuarial present value of
 benefit obligations:
  Vested benefit obligation           $17,678    $15,612    $17,695
  Accumulated benefit obligation      $17,678    $15,621    $17,816

Projected benefit obligation for
 services rendered to date            $17,678    $15,621    $17,816

Plan assets at fair value,
 primarily listed stocks, bonds
 and investment funds                  13,513     12,100     12,763
                                       ------     ------     ------

Projected benefit obligation
  in excess of plan assets            (4,165)    (3,521)    (5,053)
Unrecognized transition amount           (85)       (98)       (85)
Unrecognized loss from change in
 discount rate                          3,420      1,960      3,043
                                       ------     ------     ------

Pension liability included in
 Accrued payroll costs              $   (830)   $(1,659)   $(2,095)

The pension cost relating to these
 plans is comprised of the following:

  Service cost: benefits earned
   during period                          $--        $--        $--

  Interest cost on projected
    benefit obligation                  1,323      1,263      1,295

  Actual return on plan assets        (2,396)      (378)      (872)

  Net amortization and deferral         1,437      (900)      (223)

  Curtailment gain                         --         --      (160)
                                       ------     ------     ------
Net periodic pension cost                $364      $(15)        $40


     Effective May 1, 1991, benefits accruing under the Everest & Jennings, Inc. Pension Plan were frozen. Due to a reduction in its weighted-average discount rate, and in accordance with the provisions of SFAS No. 87, "Employees' Accounting for Pensions", an additional minimum funding liability, representing the excess of accumulated plan benefits over plan assets and accrued pension costs of $2,606 was recorded for the Everest & Jennings, Inc. Pension Plan as an increase in stockholders' deficit for the year ended December 31, 1993. As of December 31, 1994, stockholders' deficit was credited for $794 to reduce the minimum liability to $1,812. As of December 31, 1995, stockholders' deficit was increased by $1,452 to reflect an increase in the minimum liability as a result of a decrease in the discount rate used to determine the minimum liability.

     Additionally, during 1991 the Company froze the Smith & Davis Hourly Plan and purchased participating annuity contracts to provide for accumulated and projected benefit obligations. The Company has also frozen the Smith & Davis Salaried Plan effective January 1, 1993. Participants in the plan are eligible to participate in the Company's 401(k) Savings and Investment Plan, as discussed below. There was no material impact on the consolidated financial statements as a result of these changes.

     The following assumptions were used to determine the projected benefit obligations and plan assets:

                          Everest & Jennings, Inc.      Smith & Davis
                                    Plan                    Plans
                          ------------------------      --------------
                             1995   1994   1993      1995    1994   1993
                             ----   ----   ----      ----    ----   ----

Weighted-average
 discount rate               7.5%   8.5%   7.5%      8.0%    8.5%   7.5%

Expected long-term rate
 of return on assets         9.0%   9.0%   9.0%      9.0%    9.0%   8.5%

Long-term rate for
 compensation increases       --     --     --        --      --     --


     In 1995, 1994 and 1993, no long term rates for compensation increases were assumed for the defined benefit plans, as all participants are inactive and the plans are frozen.

     The Company also sponsored a 401(k) Savings and Investment Plan (the "401(k) plan") covering all full-time employees of Everest & Jennings, Inc. Contributions made by the Company to the 401(k) plan are based on a specified percentage of employee contributions up to 6% of base salary. As of March 1, 1994, the Company suspended its contribution to the 401(k) Plan for all non-bargaining unit employees. Employees may contribute between 1% and 15% of base salary. Expense recorded for the 401(k) plan totaled approximately $20 in 1995, $35 in 1994 and $134 in 1993.



NOTE 12 -- LEASE COMMITMENTS

     The Company is a party to a number of noncancelable lease agreements involving buildings and equipment. The leases extend for varying periods up to eight years and generally provide for the payment of taxes, insurance and maintenance by the lessee. Certain of these leases have purchase options at varying rates.

    The Company's property held under capital leases, included in property, plant and equipment, at December 31, 1995 and 1994 consists of the following:

                                        December 31,    December 31,
                                            1995            1994
                                        -----------     ------------
       Machinery and equipment              $2,827         $2,784
       Less accumulated amortization       (1,769)        (1,168)
                                            ------         ------
                                            $1,058         $1,616

    Minimum future lease obligations on long-term noncancelable leases in effect at December 31, 1995 are as follows:
                                          Capital        Operating
                                          -------        ---------
       1996                                 $  970         $  707
       1997                                    933            608
       1998                                    469            595
       1999                                     --            590
       2000                                     --            589
       Thereafter                               --          1,206
                                            ------         ------
       Net minimum lease payments           $2,372         $4,295

       Less amount representing interest     (262)
                                            ------
       Present value of minimum lease
         payments                            2,110

       Less current portion                  (804)
                                            ------
                                            $1,306

     Rental expense for operating leases amounted to approximately $1,349, $2,122 and $1,913 in 1995, 1994 and 1993, respectively.



NOTE 13 -- CONTINGENT LIABILITIES

     In July, 1990, a class action suit was filed in the United States District Court for the Central District of California by a stockholder of the Company against the Company and certain of its present and former directors and officers. The suit seeks unspecified damages for alleged non-disclosure and misrepresentation concerning the Company in violation of federal securities laws. The Company twice moved to dismiss the complaint on various grounds. After the first such motion was granted, plaintiff filed a first amended complaint, which subsequently was dismissed by order filed on September 20, 1991. Plaintiff then notified the court that it did not intend to further amend the complaint, and an order dismissing the complaint was entered in November 1991. Plaintiff filed a notice of appeal
to  the  Court of Appeals for the Ninth Circuit on December 23, 1991.   The
case was briefed and oral argument heard in June, 1993. Because of the precedent set by a Ninth Circuit decision in another case which was decided after the district court's order of dismissal but before the Ninth Circuit decided plaintiff's appeal, the Ninth Circuit reversed the district court's dismissal of the case and remanded the case to the district court for further proceedings in an opinion handed down by the Ninth Circuit on August 24, 1995. The district court directed plaintiff to file a new motion  for  class certification and the plaintiff did so on  February  29,
1996.   The Company opposes that motion, and it is set for hearing on March
25,  1996.   The ultimate liability, if any, cannot be determined  at  this time.

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

     Die Cast Products, Inc. ("Die Cast Products"), a former subsidiary of the Company, has been named as a defendant in a lawsuit filed by the State of California pursuant to the Comprehensive Environmental Response, Compensation and Liability Act 42 U.S.C. para 9601 et sec. The Company was originally notified of this action on December 10, 1992. The lawsuit seeks to recover response and remediation costs in connection with the release or threatened release of hazardous substances at 5619-21 Randolph Street, in the City of Commerce, California ("Randolph Street Site"). It is alleged that the Randolph Street Site was used for the treatment, storage and disposal of hazardous substances. The Company anticipates being named as a defendant as a result of its former ownership of Die Cast Products, which allegedly disposed of hazardous waste materials at the Randolph Street Site. A settlement in principle between the State of California and the various potentially responsible parties was reached in October 1995. It is anticipated that the Company's portion of the settlement will be less than was originally anticipated. Accordingly, the previously recorded reserve for this matter was reduced in 1995.

     In March, 1993, E&J Inc. received a notice from the United States Environmental Protection Agency ("EPA") regarding an organizational meeting of generators with respect to the Casmalia Resources Hazardous Waste Management Facility ("Casmalia Site") in Santa Barbara County, California. The EPA alleges that the Casmalia Site is an inactive hazardous waste treatment, storage and disposal facility which accepted large volumes of commercial and industrial wastes from 1973 until 1989. In late 1991, the Casmalia Site owner/operator abandoned efforts to actively pursue site permitting and closure and is currently conducting only minimal maintenance activities. The EPA estimates that the Casmalia Site's closure trust fund, approximately $10 million, is substantially insufficient to cover cleanup and closure of the site. Since August, 1992, the EPA has undertaken certain interim stabilization actions to control actual or threatened releases of hazardous substances at the Casmalia Site. The EPA is seeking cooperation from generators to assist in the cleaning up, and closing of, the Casmalia Site. E&J Inc. and 64 other entities were invited to the organizational meeting. E&J Inc. is a member of a manufacturers' group of potentially responsible parties which has investigated the site and proposed a remediation plan to the EPA. To reflect E&J Inc.'s estimated allocation of costs thereunder, a reserve of $1.0 million was recorded, which was included in the Consolidated Statements of Operations for 1993. During 1995 an agreement in principle was reached with the EPA for a settlement of the majority of the Casmalia site liability. The settlement provides for the work to be completed in three phases. Phase I work, which is estimated to take three to five years to complete, will require the Company, along with other responsible parties, to participate in funding the water management, certain construction projects and completion of the site investigation. Phase II work, consisting of the remaining remedial construction activities and the first five years of operation and maintenance, will be funded by other parties and is estimated to take ten years. Subsequent to Phase II, additional operation and maintenance will be required for approximately 30 years. The estimated exposure of the Company under this agreement is less than originally anticipated and the previously recorded reserve has been reduced accordingly.

     In 1989, a patent infringement case was initiated against E&J Inc. and other defendants in the U.S. District Court, Central District of California. E&J Inc. prevailed at trial with a directed verdict of patent invalidity and non-infringement. The plaintiff filed an appeal with the U.S. Court of Appeals for the Federal Circuit. On March 31, 1993, the Court of Appeals vacated the District Court's decision and remanded the case for trial. Impacting the retrial of this litigation was a re-examination proceeding before the Board of Patent Appeals with respect to the subject patent. A ruling was rendered November 23, 1993 sustaining the claim of the patent which E&J Inc. has been charged with infringing. Upon the issuance of a patent re-examination certificate by the U.S. Patent Office, the plaintiff presented a motion to the District Court requesting a retrial of the case. The Company presented a Motion for Summary Judgment of Noninfringement based in part upon the November 23, 1993 decision of the Board of Patent Appeals. The Motion was granted in follow-up conferences and an official Judgment was entered November 17, 1994. The plaintiff filed a Notice of Appeal on November 23, 1994, and a briefing schedule has been indicated by the Appellate Court. A written opinion was filed March 21, 1995 and the appeal was argued August 8, 1995. A decision has not yet been announced. E&J Inc. believes that this case is without merit and intends to contest it vigorously. The ultimate liability of E&J Inc., if any, cannot be determined at this time.

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



NOTE 14 -- QUARTERLY FINANCIAL INFORMATION

     The following chart sets forth the highlights of the quarterly consolidated results of operations in fiscal years 1995, 1994 and 1993:

                             Three Months Ended (Unaudited)(a)
                      -----------------------------------------------
                      March 31  June 30  Sept 30     Dec 31       Year
                      --------  -------  -------     ------       ----
 Fiscal year 1995
    Revenues           $18,513  $18,449  $19,346    $18,319     $74,627
    Gross profit         4,207    4,404    4,126      3,293(d)   16,030
    Net loss           (1,170)    (860)    (924)     (2,498)(d)  (5,452)
    Loss per share     (.02)     (.01)    (.01)      (.04)       (.08)

 Fiscal year 1994
    Revenues           $20,213  $20,146  $19,829    $19,250     $79,438
    Gross profit         4,080    4,657    4,674        139(b)   13,550
    Net loss           (1,673)    (940)    (897)     (6,249)(b)  (9,759)
    Loss per share     (.02)     (.01)    (.01)      (.10)       (.14)

 Fiscal year 1993
    Revenues           $24,752  $23,524  $23,458    $22,725     $94,459
    Gross profit         5,839    2,784    3,993    (1,982)      10,634
    Net loss           (2,977)  (7,837)  (5,236)   (39,647)(c)  (55,697)(c)
    Loss per share     (.33)     (.86)    (.57)      (4.20)      (5.96)

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

(d)Productivity at the Company's primary domestic manufacturing facility was negatively impacted during the fourth quarter of 1995 as a result of a WARN act notice issued pursuant to the layoff of 30% of the work force at that facility. These layoffs, which were completed during the first quarter of 1996, were a result of the transfer of workload to lower-cost facilities and the Company's continued manufacturing rationalization.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.



                                 PART III

ITEMS 10 THROUGH 13.

    The Company intends to file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A involving the election of directors not later than 120 days after the end of its fiscal year ended December 31, 1995. Accordingly, except to the extent included in Part I under the caption "Executive Officers of the Company", the information required by Part III (Items 10, 11, 12 and 13) is incorporated herein by reference to such definitive proxy statement in accordance with General Instruction G(3) to Form 10-K.



                                  PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1. Financial Statements:

   The following consolidated financial statements of Everest & Jennings International Ltd. and subsidiaries are included in this Annual Report on Form 10-K:

   -  Report of Independent Accountants.
      - Consolidated Statements of Operations - For each of the years in the three-year period ended December 31, 1995.
      - Consolidated Balance Sheets -  As of December 31, 1995 and
            1994.
      - Consolidated Statements of Stockholders' Deficit - For each of the years in the three-year period ended December 31, 1995.
      - Consolidated Statements of Cash Flows - For each of the years in the three-year period ended December 31, 1995.
      - Notes to Consolidated Financial Statements.

   2.   Financial Statement Schedule:

   The following Financial Statement Schedule is included in this Annual Report on Form 10-K.

     -  Report of Independent Accountants on Financial Statement Schedule.
     -  Schedule VIII -- Valuation and Qualifying Accounts.

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


(b) Reports on Form 8-K:

    Date of Report          Item(s) Reported         Statements Filed
    --------------          ----------------         ----------------
1.  April 4, 1995         2,7 (relating to the             None
                         disposition of assets)


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

  (d) Asset Purchase Agreement dated February 15, 1995 by and among A.H. Acquisition, Inc., Smith & Davis Manufacturing Company and Everest & Jennings International Ltd. which was filed as Exhibit 2(d) to Form 10-K filed on March 31, 1995, is hereby incorporated herein by reference.

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

  (d)* Amended and Restated Revolving Credit Agreement dated December 8, 1995 between Everest & Jennings, Inc. and The Hongkong and Shanghai Banking Corporation Limited. (The Exhibits and Schedules listed in said Agreement are omitted pursuant to Item 601(b)(2) of Regulation S-K; the Company hereby agrees to furnish supplementally a copy of any omitted Exhibit or Schedule to the Securities and Exchange Commission upon request.)

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

21*       Subsidiaries of the Registrant.

23(a)* Consent of Price Waterhouse dated March 29, 1996 with respect to S-8 Registration Statements.

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

                                   EVEREST & JENNINGS INTERNATIONAL LTD.
                                            (Registrant)

Date:  March 29, 1996              By /s/TIMOTHY W. EVANS
                                      Senior Vice President and
                                      Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                        Title                     Date
     ---------                        -----                     ----

/s/ RODNEY F. PRICE           Chairman of the Board         March 29, 1996


/s/ BEVIL J. HOGG             President & CEO, Director     March 29, 1996


/s/ SANDRA L. BAYLIS          Director                      March 29, 1996


/s/ ROBERT C. SHERBURNE       Director                      March 29, 1996


/s/ CHARLES D. YIE            Director                      March 29, 1996



                   REPORT OF INDEPENDENT ACCOUNTANTS ON
                       FINANCIAL STATEMENT SCHEDULE

To The Board of Directors and Stockholders of Everest & Jennings International Ltd.

     Our audits of the consolidated financial statements referred to in our report dated March 15, 1996 appearing on page 21 of this Annual Report on Form 10-K, which report includes an explanatory paragraph describing an uncertainty with respect to the Company's ability to continue as a going concern, also included audits of the Financial Statement Schedule for the three years ended December 31, 1995 listed in Item 14 (a) of this Form 10-
K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICE WATERHOUSE LLP
St. Louis, Missouri
March 15, 1996


            SCHEDULE  VIII -- VALUATION AND QUALIFYING ACCOUNTS
                              (in thousands)


                                          Charged
                             Balance at   to Costs                 Balance
                             Beginning      and                   at End of
For the Year Ended           of Period    Expenses    Deductions    Period
- ------------------           ---------    --------    ----------   --------

December 31, 1994:

  Allowance for doubtful
    accounts                 $ 2,088     $   577       $   818    $ 1,847

  Accrued restructuring
    expenses                   4,476         123         3,940        659


December 31, 1994:

  Allowance for doubtful
    accounts                 $ 1,506     $ 1,630       $ 1,048    $ 2,088

  Accrued restructuring
    expenses                   6,292        -o-          1,816      4,476


December 31, 1993:

  Allowance for doubtful
    accounts                 $ 3,505     $ 1,515    $ 3,514(a)    $ 1,506

  Accrued restructuring
    expenses                   6,0475,074 (b)(c)         4,829      6,292


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



                             INDEX TO EXHIBITS
Page
- ----
 50  2(a)       Debt  Conversion  Agreement  dated   as   of
                September 30, 1993 by and among the Company, E&J Inc., BIL and the Jennings Investment Co, filed as Exhibit 10(es) to Quarterly Report on Form 10-Q for the Quarterly Period
                Ended September 30, 1993, is hereby incorporated herein by reference.

  50   (b)      Exchange Agreement and Plan of Merger,  dated
                as  of  October  23,  1993, by and among Medical  Composite
                Technology,  Inc.  ("MCT"), certain  stockholders  of  MCT,
                Everest  &  Jennings  International  Ltd.,  BIL  (Far  East
                Holdings) Limited, and MCT Acquisition Corp., which was filed as Exhibit 2(a) to Form 8-K filed on January 14,
                1994, is hereby incorporated herein by reference.

  50   (c)     Plan of Merger, dated as of January 14,  1994,
                by and between MCT Acquisition Corp. and Medical Composite Technology, Inc., which was filed as Exhibit 2(b) to Form 8-K filed on January 14, 1994, is hereby incorporated herein by reference.

  50   (d)      Asset  Purchase Agreement dated February  15,
                1995  by  and among A.H. Acquisition, Inc., Smith  &  Davis
                Manufacturing  Company and Everest & Jennings International
                Ltd., which was filed as Exhibit 2(d) to Form 10-K filed on March 31, 1995, is hereby incorporated herein by reference.

  50  3(a)(i)   Certificate of Incorporation,  which  was
                filed as Exhibit 3(a) to Annual Report on Form 10-K filed on March 27, 1992, is hereby incorporated herein by reference.

  50      (ii)  Certificate of Amendment of Certificate of
                Incorporation,  dated January 11, 1994,  filed  as  Exhibit
                3(c) to Annual Report on Form 10-K dated March 30, 1994, is hereby incorporated herein by reference.

  50   (b)      Bylaws, which were filed as Exhibit  3(b)  to
                Annual Report on Form 10-K filed on March 27, 1992, is hereby incorporated herein by reference.

  50  4(a)(i)   First  Amended  and   Restated   Credit
                Agreement  between  the Company and  BIL,  as  assignee  of
                Security   Pacific  National  Bank,  by  agreement,   dated
                February  21,  1992  ("First Amended  and  Restated  Credit
                Agreement"),  which was filed as Exhibit 10(aq)  to  Annual
                Report on Form 10-K dated March 27, 1992, is hereby incorporated herein by reference.

  50      (ii)  Amendment  No. 1  to  First  Amended  and
                Restated  Credit  Agreement, which  was  filed  as  Exhibit
                10(ar) to Annual Report on Form 10-K dated March 27, 1992, is hereby incorporated herein by reference.

  50      (iii) Amendment  No. 2  to  First  Amended  and
                Restated Credit Agreement, which was filed as Exhibit 10(as) to Annual Report on Form 10-K dated March 27, 1992, is hereby incorporated herein by reference.

  50      (iv)  Amendment  No. 3  to  First  Amended  and
                Restated Credit Agreement, dated March 29, 1993 and filed as Exhibit 10(ea) to Annual Report on Form 10-K dated
                April 9, 1993, is hereby incorporated herein by reference.

  50      (v)   Amendment No. 4 to First Amended and Restated
                Credit  Agreement, dated June 30, 1993,  filed  as  Exhibit
                10(el)  to  Quarterly Report on Form 10-Q for the Quarterly
                Period Ended June 30, 1993, is hereby incorporated herein by reference.

  51   (b)(i)   Debt Restructure Agreement, dated  August
                30,  1991,  with  Security  Pacific  National  Bank  ("Debt
                Restructure Agreement"), which was filed as Exhibit 10(bi) to Annual Report on Form 10-K dated March 27, 1992, is hereby incorporated herein by reference.

  51      (ii)  Amendment  No.  1  to  Debt  Restructure
                Agreement,  which  was filed as Exhibit  10(bj)  to  Annual
                Report on Form 10-K dated March 27, 1992, is hereby incorporated herein by reference.

  51      (iii) Supplement to Debt Restructure Agreement,
                which was filed as Exhibit 10(bk) to Annual Report on Form 10-K dated March 27, 1992, is hereby incorporated herein by reference.

  51   (c)(i)   Revolving Credit Agreement dated September
                30, 1992 between Everest & Jennings, Inc. and The Hongkong and Shanghai Banking Corporation Limited and filed as
                Exhibit  10(dd) to Annual Report on Form 10-K  dated  April
                9, 1993, is hereby incorporated herein by reference.

  51      (ii)  First Amendment dated February 5, 1993  to
                Revolving  Credit  Agreement between  Everest  &  Jennings,
                Inc.  and  The  Hongkong and Shanghai  Banking  Corporation
                Limited and filed as Exhibit 10(dp) to Annual Report on Form 10-K dated April 9, 1993, is hereby incorporated herein by reference.

  51      (iii) Second Amendment dated March 30,  1993  to
                Revolving Credit Agreement between Everest & Jennings, Inc. and The Hongkong and Shanghai Banking Corporation Limited and filed as Exhibit 10(dw) to Annual Report on Form 10-K dated April 9, 1993, is hereby incorporated herein by reference.

  51      (iv)  Third  Amendment  to  Revolving   Credit
                Agreement dated September 30, 1993 by and between E&J  Inc.
                and The Hongkong and Shanghai Banking Corporation Limited, filed as Exhibit 10(er) to Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1993, is hereby incorporated herein by reference.

  51      (v)   Fourth Amendment to Revolving Credit Agreement
                dated  October  8,  1993 by and between E&J  Inc.  and  The
                Hongkong and Shanghai Banking Corporation Limited, filed as Exhibit 10(ey) to Quarterly Report on Form 10-Q for the
                Quarterly Period Ended September 30, 1993, is hereby incorporated herein by reference.

  51      (vi)  Fifth  Amendment  to  Revolving   Credit
                Agreement dated September 1, 1994 by and between Everest  &
                Jennings,  Inc.  and  The  Hongkong  and  Shanghai  Banking
                Corporation  Limited, filed as Exhibit 10(fb) to  Quarterly
                Report  on  Form  10-Q  for  the  Quarterly  Period   Ended
                September 30, 1994, is hereby incorporated herein by reference.

  60   (d)*     Amended   and  Restated  Revolving   Credit
                Agreement   dated  December  8,  1995  between  Everest   &
                Jennings,  Inc.  and  The  Hongkong  and  Shanghai  Banking
                Corporation Limited. (The Exhibits and Schedules listed in said Agreement are omitted pursuant to Item 601(b)(2) of Regulation S-K; the Company hereby agrees to furnish supplementally a copy of any omitted Exhibit or Schedule to the Securities and Exchange Commission upon request.)

  51   (e)      Promissory Note dated January 29, 1993 between
                the Company and the Retirement Plan for Employees of Everest & Jennings International Ltd. and filed as Exhibit
                10(do) to Annual Report on Form 10-K dated April 9, 1993, is hereby incorporated herein by reference.

  52   (f)      Certain instruments with respect to the  long-
                term debt of the Company and its consolidated subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation
                S-K since the amount of debt authorized under each omitted instrument does not exceed ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

  52  10(a)(i)  Retirement Plan for Employees of Everest  &
                Jennings International Ltd., effective as of January 1, 1981, which was filed as Exhibit 10(e) to Annual Report on Form 10-K filed on March 25, 1988, is hereby incorporated herein by reference.

  52      (ii)  Amendment to Retirement Plan for Employees
                of  Everest  & Jennings International Ltd., dated  July  6,
                1983, which was filed as Exhibit 10(f) to Annual Report on Form 10-K filed on March 25, 1988, is hereby incorporated herein by reference.

  52      (iii) Amendment  No. 2 to Retirement  Plan  for
                Employees of Everest & Jennings International Ltd. dated October 14, 1985, which was filed as Exhibit 10(g) to Annual Report on Form 10-K filed on March 25, 1988, is hereby incorporated herein by reference.

  52      (iv)  Amendment  No. 3 to Retirement  Plan  for
                Employees  of Everest & Jennings International  Ltd.  dated
                May  10,  1988, which was filed as Exhibit 10(i) to  Annual
                Report on Form 10-K dated March 17, 1989, is hereby incorporated herein by reference.

  52      (v)   Amendment  No.  4  to  Retirement  Plan  for
                Employees  of Everest & Jennings International  Ltd.  dated
                July  22, 1988, which was filed as Exhibit 10(j) to  Annual
                Report on Form 10-K dated March 17, 1989, is hereby incorporated herein by reference.

  52      (vi)  Amendment No. 5 to the Retirement Plan for
                Employees of Everest & Jennings International Ltd., which was filed as Exhibit 10(ao) to Annual Report on Form 10-K dated March 27, 1992, is hereby incorporated herein by reference.

  52   (b)      Description  of  Retirement  Plan  for  Non-
                Employee Directors, effective June 1, 1987, which was filed as Exhibit 10(h) to Annual Report on Form 10-K filed on March 25, 1988, is hereby incorporated herein by reference.

  52   (c)      1990 Omnibus Stock Incentive Plan of Everest  &
                Jennings International Ltd. dated November 2, 1990, which was filed as Exhibit 10(an) to Annual Report on Form 10-K dated March 27, 1992, is hereby incorporated herein by reference.

  52   (e)      Everest & Jennings International  Ltd.  Stock
                Option Plan dated April 25, 1994 and related form of  Stock
                Option  Agreement  dated as of August  1,  1994,  filed  as
                Exhibit  10(fa) to Quarterly Report on Form  10-Q  for  the
                Quarterly Period Ended September 30, 1994, is hereby incorporated herein by reference.

 94  21*        Subsidiaries of the Registrant.

 95  23(a)*     Consent of Price Waterhouse dated  March  29, 1996 with
                respect to S-8 Registration Statements.

* Filed herewith in this Annual Report on Form 10-K