Form 10-K/A
period 1995-12-31
EVEREST & JENNINGS INTERNATIONAL LTD
filed 1996-04-30
CIK 33837

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                               FORM 10-K / A

                              Amendment No. 1

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

                      Commission File Number: 0-3585


                   EVEREST & JENNINGS INTERNATIONAL LTD.
          (Exact name of Registrant as specified in its charter)

             Delaware                        95-2536185
   (State or other jurisdiction          (I.R.S. Employer
       of incorporation or             Identification No.)
          organization)


          4203 Earth City Expressway, Earth City, Missouri  63045
                 (Address of principal executive offices)

    Registrant's telephone number, including area code:  (314) 512-7000



                                 PART III

Item 10.  Directors and Executive Officers of the Registrant.

(a) Certain information with respect to each of the directors of the Registrant is set forth below, including any positions they hold with the Registrant and their business experience the past five years:

                      Principal Occupations and Affiliations       Served
                      Over the Last Five Years and                   as
                      Directorships in Other Publicly             Director
Name             Age  Held Companies                               Since
- ----             ---  --------------------------------------      --------

Sandra L. Baylis  48  Executive Assistant, Brierley Investments      1995
                      Ltd., an Australian holding company,
                      since 1993; Executive Assistant, Pioneer
                      International Ltd.,a producer of building construction materials, from 1990 to 1993.

Bevil J. Hogg     48  President and Chief Executive Officer of       1994
                      the Company since January 21, 1994;
                      Executive Vice President of the Company
                      from January 14, 1994 to January 20, 1994;
                      Chief Executive Officer of Medical Composite
                      Technology, Inc., a wheelchair designer and manufacturer, from December 16, 1992 to January 13, 1994; Chief Executive Officer of Cycle Composite, Inc., a bicycle manufacturer, from 1986 to December, 1992.

Rodney F. Price   52  Chairman of the Board of the Company           1994
                      since May 23, 1994; Director, Brierley
                      Investments Ltd., an Australian investment holding company, since 1993; Managing
                      Director and Chief Executive Officer,
                      Pioneer International Ltd., a producer of building construction materials, from 1990 to 1993; Managing Director and Chief
                      Executive Officer, Industrial Equity
                      Limited (IEL) from 1986 to 1989; Chairman,
                      Australia Media Ltd.

Robert C.         75  Private investor; Chairman of Zac              1982
Sherburne             Industries, a manufacturer of computer
                      peripheral components, from February 1985 to June 1990; Director of Zero Corp. from
                      1975 to 1992; Director of Golden Systems Inc.

Charles D. Yie    37  General Partner of Ampersand Specialty         1994
                      Materials Ventures Limited Partnership
                      ("ASMVLP"), a venture capital investment company, since 1989; Principal from 1987 to 1989. Director of Aseco Corporation.


(b) Certain information with respect to each of the executive officers of the Registrant is set forth below, including their business experience the past five years:

Name and Position        Officer  Business Experience
With the Company    Age   Since   During Past Five Years
- -----------------   ---  -------  -------------------------------------
Bevil J. Hogg       48    1993    President and Chief Executive Officer of
President, Chief                  the Company since January 21, 1994;
Executive Officer                 Executive Vice President of the Company
and a Director                    from January 14, 1994 to January 20,
of the Company                    1994; Chief Executive Officer of
                                  Medical Composite Technology, Inc., a
                                  wheelchair designer and manufacturer,
                                  from December 16, 1992 to January 13,
                                  1994; Chief Executive Officer of Cycle
                                  Composite, Inc., a bicycle manufacturer, from 1986 to December, 1992.

Timothy W. Evans    46    1993    Senior Vice President of the Company
Senior Vice President,            since July 25, 1995; Vice President,
Chief Financial Officer           Chief Financial Officer and Secretary of
and Secretary                     the Company since September 20, 1994;
                                  Corporate Controller from June, 1993 to
                                  September 20, 1994.  Prior to joining
                                  the Company was Director, Corporate
                                  Development and Group Controller of
                                  Chromalloy America Corporation, a large
                                  diversified company.

Angelo A. Conti     38    1994    Senior Vice President, Operations of the
Senior Vice President,            Company since July 25, 1995; Vice
Operations                        President, Operations of the Company
                                  since June 16, 1994; Director,
                                  International Operations of Herman
                                  Miller, Inc., a manufacturer of office
                                  furniture systems, from 1992 to 1994;
                                  Director, Northeast Operations of Herman
                                  Miller from 1988 to 1992.

John G. Cowan       57    1974    President and Chief Executive Officer of
President and Chief               Everest & Jennings Canadian Limited,
Executive Officer of              Ontario, Canada, a wholly-owned
Everest & Jennings                subsidiary of the Company, since 1974. A
Canadian Limited                  Director of Everest & Jennings Canadian
                                  Limited from 1974 to March, 1996.

Wim Van Voorst      44    1995    Chief Operating Officer, Everest and
Chief Operating Officer,          Jennings Canadian Limited, since March
Chief Financial Officer           1996; Chief Financial Officer, Everest &
of Everest & Jennings             Jennings Canadian Limited, since June
Canadian Limited                  1995; Chief Financial Officer of
                                  S.A. Armstrong Limited, a multinational
                                  manu-facturer of pumps, valves and heat
                                  exchangers, from 1992 to 1995; Finance
                                  Director of Colgate-Palmolive India
                                  Limited, a manufacturer of toothpaste
                                  and soap, from 1988 to 1992.


Item 11.  Executive Compensation.

     For the fiscal years ended December 31, 1993, 1994 and 1995, the following table presents summary information concerning compensation paid by the Company as well as certain other compensation paid or accrued for those years to the Chief Executive Officer and each of the other four most highly compensated executive officers of the Company for services rendered in all capacities:


                      SUMMARY COMPENSATION TABLE

                                        Annual Compensation
                             ------------------------------------------
                                                              Other
                                                              Annual
Name and                                Salary      Bonus  Compensation
Principal Position           Year         ($)        ($)       ($)
- ------------------           ----       ------      -----  ------------

Bevil J. Hogg <F1>           1995      223,000        0          0
President and                1994      211,666        0          0
Chief Executive Officer      1993         -           -          -
of the Company

Timothy W. Evans <F3>        1995      116,613        0          0
Senior Vice President        1994      100,000        0          0
and Chief Financial Officer  1993         -           -          -
of the Company

Angelo A. Conti <F5>         1995      116,063        0          0
Senior Vice President,       1994       52,083        0          0
Operations of the Company    1993         -           -          -

Robert B. Senn <F7>          1995      161,884        0          0
Executive Vice President,    1994       53,246        0          0
Sales & Marketing            1993         -           -          -

John G. Cowan                1995      120,066        0          0
President of                 1994      118,260        0          0
E&J Canadian Limited         1993      121,500        0          0



                  SUMMARY COMPENSATION TABLE (continued)


                              Long-Term Compensation
                        ----------------------------------
                                Awards             Payouts
                        ----------------------     -------
                         Restricted                             All
                           Stock      Options/       LTIP      Other
Name and                  Award(s)      SARs       Payouts  Compensation
Principal Position          ($)         ($)          ($)        ($)
- ------------------        -------      ------       -----   ------------

Bevil J. Hogg                0               0        0             0
President and                0       1,000,000        0        58,679<F2>
Chief Executive Officer      -               -        -             -
of the Company

Timothy W. Evans             0          75,000        0             0
Senior Vice President        0          75,000        0           135<F4>
and Chief Financial          -           -            -             -
Officer of the Company

Angelo A. Conti              0          75,000        0        45,291<F6>
Senior Vice President,       0          75,000        0        19,943<F6>
Operations of the Company    -               -        -             -

Robert B. Senn               0               0        0        11,023<F8>
Executive Vice President,    0               0        0        75,742<F8>
Sales & Marketing            -               -        -             -

John G. Cowan                0               0        0             0
President of                 0         250,000        0             0
E&J Canadian Limited         0               0        0             0

[FN]
<F1>
Hired on January 21, 1994.
<F2>
Represents relocation expense in connection with his hiring  including
     $10,680 tax gross-up on relocation expenses.
<F3>
Promoted  to executive officer on September 20, 1994; he was  employed by the Company on June 1, 1993.
<F4>
Represents the Company's matching contribution under the 401K Plan.
<F5>
Hired on June 16, 1994.
<F6>
Represents relocation expense in connection with his hiring  including
     $22,809 tax gross-up on relocation expenses.
<F7>
Hired on September 12, 1994; resigned December 1, 1995.
<F8>
Represents relocation expense in connection with his hiring  including
     $41,172 tax gross-up on relocation expenses.


    The Company has not included in the table above the value of incidental personal perquisites furnished by the Company to its executive officers since such incidental personal value did not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus reported for the named executive officers in the table above.

     The following table presents information concerning grants of stock options to the named executive officers for 1995. The exercise price for all of the grants of stock options was greater than the fair market value on the date of the grant.

                         OPTION GRANTS DURING THE
                    FISCAL YEAR ENDED DECEMBER 31, 1995


                                       Individual Grants
                        ------------------------------------------------
                                    % of Total
                                     Options
                                    Granted to
                       Options      Employees    Exercise or
                       Granted      in Fiscal     Base Price  Expiration
Name                      #            1995         ($/Sh)       Date
- ------------------      ------      ----------    ---------   ----------
Bevil J. Hogg            --             --            --           --
Timothy W. Evans       75,000           7%           .85        11/1/99
Angelo C. Conti        75,000           7%           .85        11/1/99
John G. Cowan            --             --            --           --
Robert B. Senn           --             --            --           --



                         OPTION GRANTS DURING THE
                    FISCAL YEAR ENDED DECEMBER 31, 1995
                                (continued)

                           Potential Realizable
                             Value at Assumed
                             Annual Rates of
                         Stock Price Appreciation
                           for Option Term <F1>
                        --------------------------
                        5% ($)              10% ($)
                        ------              -------
Bevil J. Hogg               --                  --
Timothy W. Evans        12,604              57,832
Angelo C. Conti         12,604              57,832
John G. Cowan               --                  --
Robert B. Senn              --                  --

[FN]
<F1>
The dollar amounts under the 5% and 10% columns in the Option Grants table are the result of calculations required by rules of the Securities and Exchange Commission and, therefore, are not intended to forecast possible future appreciation of the stock price of the Common Stock of the Company. Although permitted by SEC rules, the Company did not use an alternative formula or model to compute a grant date valuation because, given the Company's recent financial performance, the Company is not aware of any formula which will determine with any reasonable degree of accuracy a present value based on future unknown or volatile factors. Amounts shown reflect the difference between the appreciation and the exercise price.



     The following table sets forth information with respect to the named executive officers regarding the value of their unexercised uptions held as of December 31, 1995. No options were exercised during 1995.

               AGGREGATED OPTION VALUES AT DECEMBER 31, 1995

                      Number of Unexercised        Value of Unexercised
                            Options at             In-the-Money Options
                        December 31, 1995          at December 31, 1995
                               (#)                         ($)
                    -------------------------   -------------------------
Name                Exercisable  Unexercisable  Exercisable  Unexercisable
- ----                -----------  -------------  -----------  -------------

Bevil J. Hogg          524,589      600,000        54,107          0
Timothy W. Evans        14,000      150,000          0             0
Angelo C. Conti              0      150,000          0             0
John G. Cowan           62,500      250,000          0             0
Robert B. Senn               0            0          0             0





Report of the Board of Directors on Executive Compensation

     The Board is responsible for developing and implementing the Company's executive compensation program and determines on an annual basis the nature and amount of compensation to be paid to the President and Chief Executive Officer and to the other executive officers of the Company.

      The compensation program for executive officers, including the President and Chief Executive Officer, currently consists of annual base compensation, participation in the Company's 1994 Stock Option Plan ("1994 Plan") and other employee benefit programs.

     As the Company has restructured and replaced members of its management team, it has attempted to lower the compensation levels paid to senior officers (including the Chief Executive Officer) while at the same time removing reporting layers, thus flattening the organization structure. When the Company returns to profitable operations, some compensation levels may be reviewed and bonus plans may be implemented to raise the compensation levels of those senior officers who were instrumental in this recovery.

    In 1995 the Board of Directors granted stock options to three executive officers and certain associates. The quantity of options granted an individual associate was based on the level of their position within the organization and was generally established at a level intended to incent associates to perform in a manner that promotes the overall performance of the Company.

     The Revenue Reconciliation Act of 1993 (the "Act") precludes the Company from making a deduction for certain compensation in excess of $1 million per year paid or accrued with respect to the Chief Executive
Officer and the four other highest paid Executive Officers on and after January 1, 1994. As of April 24, 1996, neither the Board nor the Company has taken any action to qualify compensation (not otherwise qualified under the Act) for deduction by the Company. Based on present levels of compensation, it does not appear that any of the named executive officers' non-deductible compensation will exceed $1 million in 1996.

                          1995 Board of Directors
                          -----------------------
                             Sandra L. Baylis
                               Bevil J. Hogg
                              Rodney F. Price
                            Robert C. Sherburne
                              Charles D. Yie


Compensation Committee Interlocks and Insider Participation

     During the fiscal year ended December 31, 1995, no officers or employees of the Company or any of its subsidiaries, other than Bevil J. Hogg, President and Chief Executive Officer of the Company, participated in deliberations of the Company's Board concerning executive officer compensation and there were no interlocking relationships between any executive officer of the Company and any other entity.



                       COMPARATIVE STOCK PERFORMANCE

The following graph sets forth a comparison of cumulative total stockholder returns (assuming investment of $100 at December 31, 1990 and reinvestment of dividends) of the Company's Class A Common shares and Class B common shares (single class after November 18, 1993), the Standard & Poors 500 Composite Stock index ("S&P 500"), and the Standard & Poors Health Care Composite Index ("Health Care Composite") for the period from December 31, 1990 through December 31, 1995.


                          1991      1992      1993      1994      1995
                          ----      ----      ----      ----      ----
S&P 500 Index             $130      $140      $155      $157      $215
Health Care Composite     $154      $129      $118      $134      $211
E&J Class A Common        $200      $138      $115      $ 45      $ 58
E&J Class B Common        $182      $ 95      $ 79      $ 31      $ 40



Item 12.  Security Ownership of Certain Benficial Owners and Management.

     The following table sets forth the beneficial stock ownership as of March 31, 1996 of each member of the Board of Directors each of the executive officers named in the Summary Compensation Table in Item 11, and of the directors and executive officers as a group. The number of shares shown includes shares, if any, held beneficially or of record by each person's spouse; voting and investment power of the shares also may be shares by spouses.

                                Shares of                Shares of Series
                               Common Stock             A Preferred Stock
                               Beneficially                Beneficially
                               Owned<F1><F2>               Owned<F1><F2>
                           --------------------         ------------------
                            Number                       Number
Name of                       of                           of
Beneficial Owner            Shares     Percent           Shares   Percent
- -------------------        --------    -------          --------  -------
Sandra L. Baylis                  0       *               0          *
Bevil J. Hogg               207,650       *               0          *
Rodney F. Price          57,799,352<F2>  80%         7,867,842<F2>  100%
Robert C. Sherburne             500       *               0          *
Charles D. Yie            2,581,970<F3>   4%              0          *
Timothy W. Evans              1,000       *               0          *
Angelo A. Conti                   0       *               0          *
Robert B. Senn                    0       *               0          *
John G. Cowan                   650       *               0          *
Directors and
 Executive Officers
 As a group (10 persons) 60,591,122      84%          7,867,842     100%



                        BENEFICIAL STOCK OWNERSHIP
                                (CONTINUED)

                             Shares of Series            Shares of Series
                            B Preferred Stock           C Preferred Stock
                               Beneficially                Beneficially
                               Owned<F1><F2>               Owned<F1><F2>
                           --------------------         ------------------
                            Number                       Number
Name of                       of                           of
Beneficial Owner            Shares     Percent           Shares   Percent
- -------------------        --------    -------          --------  -------
Sandra L. Baylis              0           *               0          *
Bevil J. Hogg                 0           *               0          *
Rodney F. Price           786,357<F2>    100%       20,000,000<F2>  100%
Robert C. Sherburne           0           *               0          *
Charles D. Yie                0           4%              0          *
Timothy W. Evans              0           *               0          *
Angelo A. Conti               0           *               0          *
Robert B. Senn                0           *               0          *
John G. Cowan                 0           *               0          *
Directors and
 Executive Officers
 As a group (10 persons)   786,357       100%         20,000,000    100%

  * The percentage of shares beneficially owned does not exceed 1% of the outstanding shares of the applicable class.

[FN]
<F1>
See Notes (1) and (2) to the Stock Ownership Chart on page 9.
<F2>
Consists entirely of shares of stock beneficially owned by BIL and which Mr. Price may be deemed to own beneficially because he is a director of BIL.
<F3>
Consists entirely of shares of stock beneficially owned by ASMVLP and which Mr. Yie may be deemed to own beneficially because he is a director of ASMVLP.



     As of March 31, 1996, the stockholder shown in the following table is the only one known to the Company to beneficially own more than 5% of any class or series of the Company's voting stock:

                                                            Shares of
                                Shares of                    Series A
                               Common Stock              Preferred Stock
                               Beneficially                Beneficially
                               Owned(1)(2)                 Owned(1)(2)
                           --------------------         ------------------
                            Number                       Number
Name and Address of           of                           of
Beneficial Owner            Shares     Percent           Shares   Percent
- -------------------        --------    -------          --------  -------
BIL (Far East Holdings)
Limited, 2306 Jardine     57,799,352     80%          7,867,842     100%
House, #1 Connaught Place
Central, Hong Kong


                                (CONTINUED)

                                Shares of                   Shares of
                                 Series B                    Series C
                             Preferred Stock             Preferred Stock
                               Beneficially                Beneficially
                               Owned<F1><F2>               Owned<F1><F2>
                           --------------------         ------------------
                            Number                       Number
Name and Address of           of                           of
Beneficial Owner            Shares     Percent           Shares   Percent
- -------------------        --------    -------          --------  -------
BIL (Far East Holdings)
Limited, 2306 Jardine       786,357      100%          20,000,000   100%
House, #1 Connaught Place
Central, Hong Kong

[FN]
<F1>
For purposes of this table and the beneficial stock ownership table preceding it, the percentage of ownership of the Company's Common Stock is based on the 72,280,646 shares of Common Stock actually outstanding as of March 31, 1996. The following shares are not included: 84,000 shares issuable under currently exercisable options granted under the Company's 1990 Omnibus Stock Incentive Plan, 400,000 shares issuable under options granted to Bevil J. Hogg, 284,193 shares issuable on exercise of outstanding options granted under the MCT plan, and 42,400 shares issuable on exercise of outstanding options granted under the Company's 1981 Stock Option Plan (all such options issued under the 1990 Omnibus Stock Incentive Plan, the 1994 Plan and the 1981 Stock Option Plan, all of which are or will become exercisable within 60 days after March 31, 1996 at exercise prices in excess of the recent closing prices for the Common Stock, which options the Company accordingly believes are unlikely to be exercised within 60 days of March 31, 1996); 7,867,842 shares issuable on exercise of the outstanding Series A Preferred Stock; 786,357 shares issuable on conversion of the outstanding Series B Preferred Stock; and 20,000,000 shares issuable on conversion of the outstanding Series C Preferred Stock.

<F2>
Each outstanding share of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Common Stock is entitled to one vote and the holders of the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Common Stock vote together as a single class on all matters submitted to a stockholder vote (including the election of directors) other than a matter with respect to which any such class would be entitled under applicable law to vote separately.



Item 13.  Certain Relationships and Related Transactions.

     Principal Terms of Series A Preferred Stock. The principal terms of the Series A Preferred Stock are as follows: Dividends -- the Series A Preferred Stock bears 9% cumulative dividends mandatorily payable (subject to applicable law) at the end of each fiscal quarter of the Company, in cash, or, at the option of the Company, in kind, as additional Series A
Preferred  Stock  ("In-Kind Dividend Stock"); Conversion --  the  Series  A
Preferred Stock is convertible into Common Stock on a share-for-share basis, subject to anti-dilution provisions; Registration Rights -- the Series A Preferred Stock has registration rights as follows with respect to Common Stock issued upon conversion (for the purpose of registration) of Series A Preferred Stock and Common Stock which both were issued upon conversion (for a purpose other than registration) of shares of Series A Preferred Stock by BIL and are still held by BIL (collectively, the "Series
A Registration Shares"): (a) the holders of the greater of (i) 2,761,112 shares of Series A Preferred Stock or (ii) 50% or more of the sum of (x) the number of shares of Series A Preferred Stock then outstanding plus (y) the Common Stock, which both were issued on conversion of Series A Preferred Stock by BIL and are still held by BIL, may make a one-time demand that the Company register the distribution of the Series A Registration Shares; and (b) the holders of Series A Registration Shares have the right to request that the distribution of such Series A Registration Shares be included in any registration statement under the Securities Act of 1933 filed by the Company (with the exception of certain stock option, merger and exchange registration statements); Voting Rights -
- - the Series A Preferred Stock has the same voting rights as, and the right (except as limited by applicable law) to vote together with, the Common Stock; Redemption -- the Series A Preferred Stock is redeemable at the Company's option from and after April 27, 1999 at a per share redemption price equal to (i) for all shares except the In-King Dividend Stock, $1.67458437, and (ii) for the In-Kind Dividend Stock an amount equal to 150% of the "market price" of the Class A Common Shares (or, if applicable, Single Class Common Stock) as of the redemption date; Sinking Fund -- there is no sinking fund requirement for redemption of the Series A Preferred Stock; and Liquidation Preference -- the Series A preferred Stock has a
liquidation  preference  per  share equal to $1.67458437.   Except  to  the
extent the Company is restricted under applicable law from so doing, the terms of the Series A Preferred Stock do not restrict the Company from repurchasing or redeeming the Series A Preferred Stock while there is an arrearage in the payment of dividends.

     During the fiscal year ended December 31, 1995 BIL received 649,638 shares of in kind Series A Convertible Preferred Stock dividends and interest on debt securities totaling $1,087,874.

     Principal Terms of Series B Preferred Stock. The principal terms of the Series B Preferred Stock include the following: Dividends -- the Series B Preferred Stock has the same right to dividends and distributions as the Common Stock; Conversion -- the Series B Preferred Stock is convertible into Common Stock on a share-for-share basis, subject to anti-dilution provisions; Registration Rights -- there are registration rights as follows with respect to Common Stock issued upon conversion (for the specific purpose of registration) of Series B Preferred Stock and Common Stock, which both were issued upon conversion (for a purpose other than registration) of shares of Series B Preferred Stock by BIL and are still held by BIL (collectively, the "Series B Registration Shares"): (a) the holders of the greater of (i) 384,575 shares of Series B Preferred Stock or
(ii) 50% or more of the sum of (x) the number of shares of Series B Preferred Stock then outstanding plus (y) the Common Stock, which both were issued on conversion of Series B Preferred Stock by BIL and are still held by BIL, may make a one-time demand that the Company register the distribution of the Series B Registration Shares; and (b) the holders of Series B Registration Shares have the right to request that the distribution of such Series B Registration Shares be included in any registration statement under the Securities Act of 1933 filed by the Company (with the exception of certain stock option, merger and exchange registration statements); Voting Rights -- the Series B Preferred Stock has the same voting rights as, and the right (except as limited by applicable law) to vote together with, the Common Stock; Redemption -- the Company, at its option, may redeem the Series B Preferred Stock at any time prior to April 27, 1999 at a per share redemption price (the "Series B Redemption Price") equal to the quotient of (a) the aggregate amount of interest forgiven pursuant to the Amended Credit Agreement, pursuant to which BIL acquired Security Pacific National Bank's interest in the $31,000,000 Amended and Restated Promissory Note issued August 30, 1991 between the Company, Everest & Jennings, Inc. And Security Pacific National Bank, divided by (b) 786,357 shares; Sinking Fund -- there is no sinking fund requirement for redemption of the Series B Preferred Stock; and Liquidation Preference -- the Series B Preferred Stock has a liquidation preference per share equal to the Series B Redemption Price plus accrued, unpaid dividends, if any. Except to the extent the Company is restricted under applicable law from so doing, the terms of the Series B Preferred Stock will not restrict the Company from repurchasing or redeeming the Series B Preferred Stock while there is an arrearage in the payment of dividends.

     Principal Terms of Series C Preferred Stock. The principal terms of the Series C Preferred Stock are as follows: Dividends -- 7% cumulative dividends mandatorily payable (subject to applicable law), commencing after the Company achieves two consecutive fiscal quarters of operating profit, accruing as of the first day of such quarters, and payable on the first business day of each April, commencing with the first April following the end of the fiscal year in which the second of the consecutive fiscal quarters occurs and payable in kind, in shares of Common Stock ("In-Kind Dividend Stock"), at the option of the Company; Conversion -- convertibility into Common shares on a share-for-share basis, subject to anti-dilution provisions; Registration Rights -- as contained in the Registration Rights Agreement, and as follows with respect to shares of Common Stock issuable upon conversion of Series C Preferred Stock: (a) the holder may make a one-time demand that the Company register distribution of shares of Common Stock for not less than 500,000 shares; and (b) the holder has the right to request that the distribution of its shares of Common Stock be included in any registration statement under the Securities Act of 1933 filed by the Company; Sinking Fund -- none; Redemption -- none; Preemptive Rights -- none; Voting Rights -- the same voting rights as, and the right (except as limited by applicable law) to vote together with, the Common shares; and Liquidation Preference -- a liquidation preference per share equal to $1.00.

    Guarantee of Certain Indebtedness. In December 1995, HSBC and E&J Inc. agreed to amend the Revolving Credit Agreement originally entered into on September 30, 1992 and extend its term through September, 1997. The HSBC facility, as amended, provides up to $6 million of letter of credit availability and cash advances of up to $25 million to E&J Inc. Advances under the Revolving Credit Agreement bear interest at the prime rate plus 0.25%, as announced by Marine Midland Bank N.A. from time to time (8.5% at December 31, 1995), and are guaranteed by Brierley Investments Limited, an affiliate of BIL. Repayment of existing debt with BIL is subordinated to the HSBC debt, and Brierley Investments Limited, an affiliate of BIL, guaranteed its repayment.

     Lease Transaction. An affiliate of Brierley Investments Limited ("BIL"), Steego Corporation ("Steego"), is leasing to the Company the computer system and the telephone system which are located at the Company's facilities in St. Louis. Steego has entered in to a back-to-back lease arrangement for such systems with Sentry Financial Corporation, which is not affiliated with either BIL or Steego.

     Indirect Interests. Rodney F. Price, a director of the Company, is also a director of BIL. As a result, Mr. Price may be deemed to have an indirect interest in the foregoing transactions with BIL.



See also "Compensation Committee Interlocks and Insider Participation" under Item 11.



                                 SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                             EVEREST & JENNINGS INTERNATIONAL LTD.
                             (Registrant)
                             By: /s/ Timothy W. Evans
                                 Timothy W. Evans
                                 Senior Vice President
                                 and Chief Financial Officer
Dated April 30, 1996