Form 10-Q
period 1996-03-31
EVEREST & JENNINGS INTERNATIONAL LTD
filed 1996-05-15
CIK 33837

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

  X   Quarterly Report pursuant to Section 13 or 15(d) of the Securities
                           Exchange Act of 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996
                                    or
    Transition Report pursuant to Section 13 or 15(d) of the Securities
                           Exchange Act of 1934
               For the transition period from _____ to _____


                      Commission File Number: 0-3585
                            -------------------

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

Shares of Common Stock outstanding as of May 10, 1996:  72,280,646

                       QUARTERLY REPORT ON FORM 10-Q
                              MARCH 31, 1996

                             TABLE OF CONTENTS

                                                                       Page
PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements                                      3

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                      15

PART II.   OTHER INFORMATION

     Item 1.  Legal Proceedings                                        17

     Item 2.  Changes in Securities                                    17

     Item 3.  Defaults upon Senior Securities                          17

     Item 4.  Submission of Matters to a Vote of Security Holders      17

     Item 5.  Other Information                                        17

     Item 6.  Exhibits and Reports on Form 8-K                         17

SIGNATURES                                                             18

                      PART I:  FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     The  consolidated  financial  statements  included  herein  have  been prepared by the management of Everest & Jennings International Ltd. (the "Company") without audit pursuant to the rules and regulations of the
Securities and Exchange Commission. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to state fairly the results for the interim periods presented herein in accordance with generally accepted accounting principles for interim financial information have been made (however, the consolidated financial statements included herewith do not include any adjustments that might result from the Company's inability to emerge from or complete its ongoing restructuring activities and continue as a going concern -- see Note 1 to these Unaudited Consolidated Financial Statements). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

                   CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in thousands except per-share data)

                                            Three Months Ended March 31
                                            ---------------------------
                                                 1996          1995
                                               --------      --------
                                                    (Unaudited)

Revenues                                       $17,548       $18,513
Cost of sales                                   13,665        14,306
                                                ______        ______

    Gross profit                                 3,883         4,207

Selling expenses                                 3,057         3,056
General and administrative expenses              1,508         1,426
                                                ______        ______

    Total operating expenses                     4,565         4,482
                                                ______        ______

Loss from operations                             (682)         (275)

Interest expense, BIL (Note 4)                     427           375

Interest  expense                                  741           506
                                                ______        ______

Loss before income taxes                       (1,850)       (1,156)

Income tax provisions                                6            14
                                                ______        ______

Net loss                                      $(1,856)      $(1,170)


Loss per share (Note 5)                         $(.03)        $(.02)

Weighted average number of Common
Shares outstanding                            72,280,646    72,264,718

           The accompanying Notes are an integral part of these Consolidated Financial Statements

                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)

                                  ASSETS

                                               March 31    December 31
                                                 1996          1995
                                               --------    -----------
                                             (Unaudited)
CURRENT ASSETS:

    Cash and cash equivalents                  $    25        $  117
    Accounts receivable, less allowance
      for doubtful accounts of $1,443
      in 1996 and $1,847 in 1995                17,459        16,952
    Inventories (Note 6)                        19,507        19,570
    Other current assets                         1,577         1,299
                                                ______        ______

    Total current assets                        38,568        37,938
                                                ______        ______


PROPERTY, PLANT AND EQUIPMENT:

    Land                                           261           261
    Buildings and improvements                   4,502         4,500
    Machinery and equipment                     15,821        15,380
                                                ______        ______

                                                20,584        20,141
    Less accumulated depreciation
      and amortization                        (13,250)      (12,992)
                                                ______        ______

    Property, plant and equipment, net           7,334         7,149


NOTES RECEIVABLE (Note 7)                        2,352         2,524

INTANGIBLE ASSETS, NET                             325           402

OTHER ASSETS                                       220           217
                                                ______        ______

TOTAL ASSETS                                   $48,799       $48,230


           The accompanying Notes are an integral part of these Consolidated Financial Statements

                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

                                               March 31    December 31
                                                 1996          1995
                                               --------    -----------
                                             (Unaudited)
CURRENT LIABILITIES:
    Short-term borrowings and current install-
      ments of long-term debt of $1,791
      in 1996 and $1,089 in 1995 (Note 4)      $ 4,512       $ 4,473
    Accounts payable                             7,584         8,361
    Accrued payroll costs                        6,077         6,327
    Accrued interest, BIL (Note 4)               3,056         2,629
    Accrued expenses                             5,407         5,310
    Accrued restructuring expenses (Note 1)        474           659
                                                ______        ______

    Total current liabilities                   27,110        27,759
                                                ______        ______

LONG-TERM DEBT, NET OF CURRENT PORTION
      (Note 4)                                  25,504        22,370

LONG-TERM BORROWINGS FROM BIL (Note 4)          21,103        21,103

OTHER LONG-TERM LIABILITIES                        117           130

COMMITMENTS AND CONTINGENCIES (Notes 1 and 8)

STOCKHOLDERS' DEFICIT: (Note 1)
    Series A Convertible Preferred Stock        13,175        13,175
    Series B Convertible Preferred Stock         1,317         1,317
    Series C Convertible Preferred Stock        20,000        20,000
    Common Stock, par value: $.01;
      authorized 120,000,000 shares                722           722
    Additional paid-in capital                 105,608       105,608
    Accumulated deficit                      (161,944)     (159,793)
    Minimum pension liability adjustment       (3,264)       (3,264)
    Cumulative translation adjustments           (649)         (897)
                                                ______        ______

    Total stockholders' deficit               (25,035)      (23,132)
                                                ______        ______
TOTAL LIABILITIES AND STOCKHOLDERS'
  DEFICIT                                      $48,799       $48,230


           The accompanying Notes are an integral part of these Consolidated Financial Statements

          EVEREST & JENNINGS INTERNATIONAL LTD. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                 FOR THE THREE MONTHS ENDED MARCH 31, 1996
                          (Dollars in thousands)


                                     Series A            Series B               Series C
                                   Convertible          Convertible           Convertible
                                 Preferred Stock      Preferred Stock       Preferred Stock        Common Stock
                                Shares       Amt      Shares     Amt       Shares        Amt      Shares     Amt
                                ------       ---      ------     ---       ------        ---      ------     ---
Balance at December 31, 1995   7,867,842   $13,175    786,357   $1,317  20,000,000    $20,000   72,280,646  $722


Accrued Dividends on Series A
Convertible Preferred Stock           --        --         --       --          --         --           --    --


Net loss                              --        --         --       --          --         --           --    --


Translation adjustments               --        --         --       --          --         --           --    --

                               ---------   -------    -------   ------   ---------    -------   ----------   ---

Balance at March 31, 1996      7,867,842   $13,175    786,357   $1,317  20,000,000    $20,000   72,280,646  $722


The accompanying Notes are an integral part of these Consolidated Financial
                                Statements

                            EVEREST & JENNINGS INTERNATIONAL LTD. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                  FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                            (Dollars in thousands)
                                                 (continued)

                                                                    Minimum
                                     Additional     Accumu-         Pension        Cumulative
                                      Paid-in        lated         Liability      Translation
                                      Capital       Deficit       Adjustments     Adjustments      Total
                                     ----------     -------       -----------     -----------      -----
Balance at December 31, 1995         $105,608     $(159,793)       $(3,264)         $(897)        $(23,132)


Accrued Dividends on Series A
Convertible Preferred Stock                --          (295)             --             --            (295)


Net loss                                   --        (1,856)             --             --          (1,856)


Translation adjustments                    --             --             --            248              248
                                       ------       --------        -------          -----            -----

Balance at December 31, 1995         $105,608     $(161,944)       $(3,264)         $(649)        $(25,035)


            The accompanying Notes are an integral part of these Consolidated Financial Statements

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)

                                            Three Months Ended March 31
                                             -------------------------
                                                 1996          1995
                                               --------      --------
                                                    (Unaudited)
Cash flows from operating activities:
    Net loss                                  $(1,856)      $(1,170)
    Adjustment to reconcile net loss to
        cash used in operating activities:
      Depreciation and amortization                335           466

Changes in operating assets and liabilities:
    Accounts receivable                          (507)         1,754
    Inventories                                     63           591
    Accounts payable                             (777)       (2,297)
    Accrued interest, BIL                          427           375
    Accrued payroll costs, expenses and
        income taxes                             (448)       (1,518)
    Accrued restructuring expenses               (185)         (192)
    Other, net                                   (281)           287
                                                ______        ______

    Cash used in operating activities          (3,229)       (1,704)
                                                ______        ______
Cash flows from investing activities:
    Capital expenditures                         (443)         (224)
    Cash received in payment of
        note receivable                            172            --
                                                ______        ______

    Cash used in investing activities            (271)         (224)
                                                ______        ______
Cash flows from financing activities:
    Proceeds from short-term and
        long-term borrowings, net                3,173         1,768
    Proceeds from exercise of stock options         --             3
    Changes in other long-term liabilities        (13)          (43)
                                                ______        ______

    Cash provided by financing activities        3,160         1,728
                                                ______        ______

Effect of exchange rate changes on cash flow       248           209
                                                ______        ______

Increase (decrease) in cash balance               (92)             9
Cash and cash equivalents balance at
    beginning of year                              117           513
                                                ______        ______

Cash and cash equivalents balance
    at end of period                            $   25        $  522

Supplemental disclosures of cash flow
information:

    Cash paid for interest                         505          $646
    Cash paid for income taxes                      87           $43


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

     The Company's 1996 revenues and operating results have been negatively impacted by ongoing price competition. Management continues to address the Company's problems with manufacturing and shipment delays. Additionally, the Company continues to address the rationalization of its production facilities in the US, Canada and Mexico and the increased outsourcing of products and product components, the effects of which are expected to lower the Company's production costs.

     The accompanying consolidated financial statements have been prepared under the going concern concept, which anticipates an entity will continue in its present form and, accordingly, uses the historical cost basis to prepare financial statements. The Company has incurred substantial restructuring expenses and recurring operating losses and has a net capital deficiency at March 31, 1996. No assurance can be made that the Company will successfully emerge from or complete its restructuring activities.


NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Significant accounting policies followed for the three month period ended March 31, 1996 are the same as those disclosed in the Notes to the Company's December 31, 1995 Consolidated Financial Statements, which were included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. All dollar amounts in these Notes to Unaudited Consolidated Financial Statements are in thousands except per-share data or as otherwise specified. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of (a) the consolidated results of operations for the three month periods ended March 31, 1996 and 1995; (b) the consolidated financial position at March 31, 1996 and December 31, 1995; and (c) the consolidated cash flows for the three month periods ended March 31, 1996 and 1995 have been made. However, the consolidated financial statements included herewith do not include any adjustments that might result from the Company's inability to emerge from or complete its ongoing restructuring activities and continue as a going concern -- See Note 1 to the Unaudited Consolidated Financial Statements.


NOTE 3 -- OWNERSHIP

    80% of the Company's common shares and all of the Company's Series A, B and C Preferred shares are owned by a wholly-owned subsidiary of Brierley Investments Ltd ("BIL"), a New Zealand investment firm.



NOTE 4 -- DEBT

     The  Company's debt as of March 31, 1996 and December 31, 1995  is  as follows:
                                               March 31    December 31
                                                 1996          1995
                                               --------    -----------
Loans payable to HSBC                           22,420        18,700
Other domestic debt                              2,300         2,622
Foreign debt                                     5,296         5,521
Long-term loan payable to BIL                   21,103        21,103
                                                ______        ______

    Total debt                                  51,119        47,946

Less short-term borrowings and current
    installments of long-term debt               4,512         4,473
                                                ______        ______
    Long-term debt, net of current
      portion, including Revolving
      Promissory Note to BIL                   $46,607       $43,473


     On September 30, 1992 E&J Inc., a wholly-owned subsidiary of the Company, entered into a Revolving Credit Agreement with The Hongkong and Shanghai Banking Corporation Limited ("HSBC"). This Agreement hs been revised and extended several times and currently expires September 30, 1997. Advances under the Revolving Credit Agreement, as amended, bear interest at the prime rate as announced by Marine Midland Bank, N.A. from time to time plus 0.25% per annum. The HSBC facility, as amended, provides up to $6 million for letter of credit availability and, additionally, cash advances of up to $25 million to E&J Inc. Repayment of existing debt with BIL is subordinated to the HSBC debt, and an affiliate of BIL has guaranteed repayment of the HSBC debt.

     BIL has provided the Company a revolving credit facility which allows advances up to $21.1 million. At March 31, 1996 and December 31, 1995 this facility has been fully utilized to the extent of advances. The BIL revolving credit facility has been extended to September 30, 1997, bears interest at the rate of 8% per annum, and is secured by a lien on and security interest in all assets of the Company and E&J Inc. As of March 31, 1996, $3.1 million of accrued, unpaid interest was due BIL under the BIL revolving credit facility .

     The Company's Canadian subsidiary has credit facilities in the aggregate of $4.7 million, of which $4.6 million was borrowed as of March 31, 1996 at interest rates ranging from prime plus 1% to prime plus 1.25%. The loans are secured by the assets of the Canadian subsidiary.

    The Company's Mexican subsidiary has a credit facility in the aggregate of $1.0 million, of which $0.7 million was borrowed as of March 31, 1996 at interest rates approximating 13%. The loan is secured by the assets of the Mexican subsidiary.

     At March 31, 1996, the Company was contingently liable under existing letters of credit to HSBC in the aggregate amount of approximately $5.7 million.


NOTE 5 -- LOSS PER SHARE

    Loss per share for the three month period ended March 31, 1996 and 1995 is calculated based on the weighted average number of shares of Common Stock outstanding during the periods.


NOTE 6 -- INVENTORIES

     Inventories  at March 31, 1996 and December 31, 1995  consist  of  the following:
                                               March 31      Dec. 31
                                                 1996          1995
                                               --------      --------

          Raw materials                        $10,624       $10,365
          Work-in-process                        3,148         4,593
          Finished goods                         5,735         4,612
                                                ______        ______

                                               $19,507       $19,570


NOTE 7 -- NOTES RECEIVABLE

     The Company received notes of $2.1 million and $0.6 million upon the sale of its institutional business and oxygen concentrator business, respectively, in 1995. The $2.1 million note was paid in full on April 2, 1996. The $0.6 million note bears interest at the rate of 6% after August 15, 1996 and requires monthly installments, with the final payment due in January, 1997.


NOTE 8 -- CONTINGENT LIABILITIES

     In July, 1990, a class action suit was filed in the United States District Court for the Central District of California by a stockholder of the Company against the Company and certain of its present and former directors and officers. The suit seeks unspecified damages for alleged non-disclosure and misrepresentation concerning the Company in violation of federal securities laws. The Company twice moved to dismiss the complaint on various grounds. After the first such motion was granted, plaintiff filed a first amended complaint, which subsequently was dismissed by order filed on September 20, 1991. Plaintiff then notified the court that it did not intend to further amend the complaint, and an order dismissing the complaint was entered in November 1991. Plaintiff filed a notice of appeal
to  the  Court of Appeals for the Ninth Circuit on December 23, 1991.   The
case was briefed and oral argument heard in June, 1993. Because of the precedent set by a Ninth Circuit decision in another case which was decided after the district court's order of dismissal but before the Ninth Circuit decided plaintiff's appeal, the Ninth Circuit reversed the district court's dismissal of the case and remanded the case to the district court for further proceedings in an opinion handed down by the Ninth Circuit on August 24, 1995. The district court directed plaintiff to file a new motion  for  class certification and the plaintiff did so on  February  29,
1996.   This motion was granted on March 25, 1996.  The ultimate liability, if any, cannot be determined at this time.

     Die Cast Products, Inc. ("Die Cast Products"), a former subsidiary of the Company, has been named as a defendant in a lawsuit filed by the State of California pursuant to the Comprehensive Environmental Response, Compensation and Liability Act 42 U.S.C. para 9601 et sec. The Company was originally notified of this action on December 10, 1992. The lawsuit seeks to recover response and remediation costs in connection with the release or threatened release of hazardous substances at 5619-21 Randolph Street, in the City of Commerce, California ("Randolph Street Site"). It is alleged that the Randolph Street Site was used for the treatment, storage and disposal of hazardous substances. The Company anticipates being named as a defendant as a result of its former ownership of Die Cast Products, which allegedly disposed of hazardous waste materials at the Randolph Street Site. A settlement in principle between the State of California and the various potentially responsible parties was reached in October 1995. It is anticipated that the Company's portion of the settlement will be less than was originally anticipated. Accordingly, the previously recorded reserve for this matter was reduced in 1995 to the expected settlement amount.

     In March, 1993, E&J Inc. received a notice from the U.S. Environmental Protection Agency ("EPA") regarding an organizational meeting of generators with respect to the Casmalia Resources Hazardous Waste Management Facility ("Casmalia Site") in Santa Barbara County, CA. The EPA alleges that the Casmalia Site is an inactive hazardous waste treatment, storage and disposal facility which accepted large volumes of commercial and industrial wastes from 1973 until 1989. In late 1991, the Casmalia Site owner/ operator abandoned efforts to actively pursue site permitting and closure and is currently conducting only minimal maintenance activities. The EPA estimates that the Casmalia Site's closure trust fund, approximately $10 million, is substantially insufficient to cover cleanup and closure of the site. Since August, 1992, the EPA has undertaken certain interim stabilization actions to control actual or threatened releases of hazardous substances at the Casmalia Site. The EPA is seeking cooperation from generators to assist in the cleaning up, and closing of, the Casmalia Site. E&J Inc. and 64 other entities were invited to the organizational meeting. E&J Inc. is a member of a manufacturers' group of potentially responsible parties which has investigated the site and proposed a remediation plan to the EPA. To reflect E&J Inc.'s estimated allocation of costs thereunder, a reserve of $1.0 million was recorded, which was included in the Consolidated Statements of Operations for 1993. During 1995 an agreement in principle was reached with the EPA for a settlement of the majority of the Casmalia site liability. The settlement provides for the work to be completed in three phases. Phase I work, which is estimated to take three to five years to complete, will require the Company, along with other responsible parties, to participate in funding the water management, certain construction projects and completion of the site investigation. Phase II work, consisting of the remaining remedial construction activities and the first five years of operation and maintenance, will be funded by other parties and is estimated to take ten years. Subsequent to Phase II, additional operation and maintenance will be required for approximately 30 years. The estimated exposure of the Company under this agreement is less than originally anticipated and the previously recorded reserve has been reduced to the expected settlement amount.

     In 1989, a patent infringement case was initiated against E&J Inc. and other defendants in the U.S. District Court, Central District of California. E&J Inc. prevailed at trial with a directed verdict of patent invalidity and non-infringement. The plaintiff filed an appeal with the U.S. Court of Appeals for the Federal Circuit. On March 31, 1993, the Court of Appeals vacated the District Court's decision and remanded the case for trial. Impacting the retrial of this litigation was a re-examination proceeding before the Board of Patent Appeals with respect to the subject patent. A ruling was rendered November 23, 1993 sustaining the claim of the patent which E&J Inc. has been charged with infringing. Upon the issuance of a patent re-examination certificate by the U.S. Patent Office, the plaintiff presented a motion to the District Court requesting a retrial of the case. The Company presented a Motion for Summary Judgment of Noninfringement based in part upon the November 23, 1993 decision of the Board of Patent Appeals. The Motion was granted in follow-up conferences and an official Judgment was entered November 17, 1994. The plaintiff filed a Notice of Appeal on November 23, 1994, and a briefing schedule has been indicated by the Appellate Court. A written opinion was filed March 21, 1995 and the appeal was argued August 8, 1995. The appeal has now been granted and the case has been remanded to the US District Court, Central District of California, for further consideration. E&J Inc. believes that this case is without merit and intends to contest it vigorously. The ultimate liability of E&J Inc., if any, cannot be determined at this time.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1996

    The following table summarizes operating results of the Company for the three months ended March 31, 1996 and 1995 (dollars in millions):

                                        Three Months Ended March 31
                                        ---------------------------
                                         1996                1995
                                     ------------        ------------
                                     Amount    %         Amount    %
                                     ------   ---        ------   ---

          Revenue                    $17.5    100        $18.5    100
          Cost of sales               13.6     78         14.3     77
                                      _____   ____       ______   ____

          Gross profit                 3.9     22          4.2     23
          Operating expenses           4.6     26          4.5     24
                                      _____   ____       ______   ____

          Operating loss              (0.7)   (4)         (0.3)   (1)
          Interest expense             1.2      7          0.9      5
                                      _____   ____       ______   ____

          Loss before income taxes    (1.9)  (11)         (1.2)   (6)
          Income tax provisions       --       --         --       --
                                      _____   ____       ______   ____

          Net loss                   $(1.9)  (11)        $(1.2)   (6)


    First quarter 1996 revenues of $17.5 million decreased $1.0 million, or 5%, from 1995. First quarter revenues during 1996 for the Company's domestic operations decreased $1.0 million from 1995's revenue levels. The decline in domestic sales is attributable to the loss of distributor sales and the sale, effective August 9, 1995, of the Company's oxygen concentrator product line, which contributed $0.5 million revenue during the first quarter of 1995.

     First quarter 1996 revenues in the Everest & Jennings' Canadian and Mexican subsidiaries were consistent with 1995 levels.

     Total Company first quarter gross profit decreased $0.3 million from $4.2 million in 1995 to $3.9 million in 1996. As a percentage of sales, margins decreased from 23% during 1995 to 22% during 1996, due primarily to discounting related to price competition and poor efficiency at the Company's primary domestic wheelchair facility. Additional production relocation and facility rationalizations are planned during 1996 and beyond intended to improve the Company's cost structure.

     Total Company first quarter operating expenses increased $0.1 million from $4.5 million in 1995 to $4.6 million in 1996. Research and development spending was $0.2 million during 1996 compared to spending of $0.3 million during 1995.

    Interest expense of $1.2 million in the first quarter of 1996 increased from the comparable period in the prior year due to increases in the average outstanding debt during the period.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are cash provided from operations, borrowings from BIL and affiliates, proceeds from notes received in the 1995 sales of the Company's Institutional and Oxycon businesses, and cash on hand. At March 31, 1996 the Company had $25 thousand in cash, and at December 31, 1995 the Company had $117 thousand in cash. At March 31, 1996, total debt of $51.1 million was $3.2 million higher than the $47.9 million in debt at December 31, 1995. The increase was due to increased borrowings from HSBC of approximately $3.7 million, offset by repayments of foreign borrowings. Additionally, the Company received $1.8 million in April 1996 from the payment of a note receivable, which was used to reduce debt. See Note 4--Debt of the Notes to the Unaudited Consolidated Financial Statements included in Item 1 of this Form 10-Q. The $3.7 million borrowed from HSBC during 1996 was used to fund the Company's operations. Remaining borrowing availability under the Company's existing credit facilities was $3 million at March 31, 1996.

     The Company's 1996 revenues and operating results have been negatively impacted by ongoing price competition, liquidity constraints and loss of market share due to the relocation of the Company's primary domestic wheelchair manufacturing facility from California to Missouri. Management is implementing plans which are intended to address the Company's problems with manufacturing and shipment delays. The plans also address the rationalization of the Company's production facilities and the increased outsourcing of products and product components, the effects of which are intended to lower the Company's production costs.

     Management believes that the Company's domestic and international manufacturing capacity is sufficient to meet anticipated demand for the foreseeable future.

     The accompanying consolidated financial statements have been prepared under the going concern concept. The going concern concept anticipates an entity will continue in its present form and, accordingly, uses the historical cost basis to prepare financial statements. The Company has incurred substantial restructuring expenses and recurring operating losses and has a net capital deficiency at March 31, 1996. No assurance can be made that the Company will successfully emerge from or complete its restructuring activities.


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

    None



                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 15, 1996                EVEREST & JENNINGS INTERNATIONAL LTD.
                                            (Registrant)

                                   By TIMOTHY W. EVANS
                                      Senior Vice President and
                                      Chief Financial Officer

                                   By BEVIL J. HOGG
                                      President and
                                      Chief Executive Officer