Form 10-Q
period 1996-06-30
EVEREST & JENNINGS INTERNATIONAL LTD
filed 1996-08-14
CIK 33837

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


  X   Quarterly Report pursuant to Section 13 or 15(d) of the Securities
                           Exchange Act of 1934

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996
                                    or
    Transition Report pursuant to Section 13 or 15(d) of the Securities
                           Exchange Act of 1934
               For the transition period from _____ to _____


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


Shares of Common Stock outstanding as of August 1, 1996:  7,196,565

                       QUARTERLY REPORT ON FORM 10-Q

                               JUNE 30, 1996

                             TABLE OF CONTENTS

                                                                       Page
PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements.......................................3

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations.............19


PART II.   OTHER INFORMATION

     Item 1.  Legal Proceedings.........................................22
     Item 2.  Changes in Securities.....................................22
     Item 3.  Defaults Upon Senior Securities...........................22
     Item 4.  Submission of Matters to a Vote of Security Holders.......23
     Item 5.  Other Information.........................................23
     Item 6.  Exhibits and Reports on Form 8-K..........................24

SIGNATURES .............................................................24

INDEX TO EXHIBITS.......................................................25

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

                   CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in thousands except per-share data)

                                             Three Months Ended June 30
                                            ---------------------------
                                                 1996          1995
                                               --------      --------
                                                    (Unaudited)


Revenues                                       $16,745       $18,449
Cost of sales                                   13,443        14,045
                                                ------        ------
    Gross profit                                 3,302         4,404

Selling expenses                                 2,888         3,125
General and administrative expenses              1,900         1,220
                                                ------        ------
    Total operating expenses                     4,788         4,345
                                                ------        ------
Income (loss) from operations                  (1,486)            59

Interest expense, BIL (Note 6)                     427           373

Interest  expense, other                           629           548
                                                ------        ------
Loss before income taxes                       (2,542)         (862)

Income tax provisions                               15           (2)
                                                ------        ------
Net loss                                      $(2,557)      $  (860)


Loss per share (Notes 5 and 7)                  $(.35)        $(.12)

Weighted average number of Common
Shares outstanding                            7,219,411     7,226,618


           The accompanying Notes are an integral part of these Consolidated Financial Statements

                   CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in thousands except per-share data)

                                              Six Months Ended June 30
                                            ---------------------------
                                                 1996          1995
                                               --------      --------
                                                    (Unaudited)


Revenues                                       $34,293       $36,962
Cost of sales                                   27,108        28,351
                                                ------        ------
    Gross profit                                 7,185         8,611

Selling expenses                                 5,945         6,181
General and administrative expenses              3,408         2,646
                                                ------        ------
    Total operating expenses                     9,353         8,827
                                                ------        ------
Loss from operations                           (2,168)         (216)

Interest expense, BIL (Note 6)                     854           748

Interest  expense, other                         1,370         1,054
                                                ------        ------
Loss before income taxes                       (4,392)       (2,018)

Income tax provisions                               21            12
                                                ------        ------
Net loss                                      $(4,413)      $(2,030)


Loss per share (Notes 5 and 7)                  $(.61)        $(.28)

Weighted average number of Common
Shares outstanding                            7,223,714     7,226,545


           The accompanying Notes are an integral part of these Consolidated Financial Statements

                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)

                                  ASSETS


                                               June 30     December 31
                                                 1996          1995
                                               --------    -----------
                                             (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                  $    12       $   117
    Accounts receivable, less allowance
      for doubtful accounts of $1,355
      in 1996 and $1,847 in 1995                16,614        16,952
    Notes receivable                             1,642           252
    Inventories (Note 8)                        19,823        19,570
    Other current assets                           651         1,047
                                                ------        ------
    Total current assets                        38,742        37,938

PROPERTY, PLANT AND EQUIPMENT:
    Land                                           354           261
    Buildings and improvements                   4,568         4,500
    Machinery and equipment                     15,914        15,380
                                                ------        ------
                                                20,836        20,141
    Less accumulated depreciation
      and amortization                        (13,648)      (12,992)
                                                ------        ------
    Property, plant and equipment, net           7,188         7,149

NOTES RECEIVABLE (Note 9)                          509         2,524

INTANGIBLE ASSETS, NET                             248           402

OTHER ASSETS                                       222           217
                                                ------        ------
TOTAL ASSETS                                   $46,909       $48,230


           The accompanying Notes are an integral part of these Consolidated Financial Statements

                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

                                               June 30     December 31
                                                 1996          1995
                                               --------    -----------
                                             (Unaudited)
CURRENT LIABILITIES:
    Short-term borrowings and current install-
      ments of long-term debt of $1,609
      in 1996 and $1,089 in 1995 (Note 6)      $ 4,142       $ 4,473
    Accounts payable                             7,119         8,361
    Accrued payroll costs                        6,086         6,327
    Accrued interest, BIL (Note 6)               3,483         2,629
    Accrued expenses                             5,341         5,310
    Accrued restructuring expenses (Note 1)        442           659
                                                ------        ------
    Total current liabilities                   26,613        27,759

LONG-TERM DEBT, NET OF CURRENT PORTION
      (Note 6)                                  27,010        22,370

LONG-TERM BORROWINGS FROM BIL (Note 6)          21,103        21,103

OTHER LONG-TERM LIABILITIES                         98           130

COMMITMENTS AND CONTINGENCIES (Notes 1 and 10)

STOCKHOLDERS' DEFICIT: (Note 1)
    Series A Convertible Preferred Stock        13,175        13,175
    Series B Convertible Preferred Stock         1,317         1,317
    Series C Convertible Preferred Stock        20,000        20,000
    Common Stock, par value: $.10;
      authorized 12,000,000 shares                 719           722
    Additional paid-in capital                 105,608       105,608
    Accumulated deficit                      (164,798)     (159,793)
    Minimum pension liability adjustment       (3,264)       (3,264)
    Cumulative translation adjustments           (672)         (897)
                                                ------        ------
    Total stockholders' deficit               (27,915)      (23,132)
                                                ------        ------
TOTAL LIABILITIES AND STOCKHOLDERS'
  DEFICIT                                      $46,909       $48,230


           The accompanying Notes are an integral part of these Consolidated Financial Statements

          EVEREST & JENNINGS INTERNATIONAL LTD. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                  FOR THE SIX MONTHS ENDED JUNE 30, 1996
                          (Dollars in thousands)


                                     Series A            Series B               Series C
                                   Convertible          Convertible           Convertible
                                 Preferred Stock      Preferred Stock       Preferred Stock        Common Stock
                                Shares       Amt      Shares     Amt       Shares        Amt      Shares     Amt
                                ------       ---      ------     ---       ------        ---      ------     ---
Balance at December 31, 1995   7,867,842   $13,175    786,357   $1,317  20,000,000    $20,000   72,280,646  $722


Accrued Dividends on Series A
Convertible Preferred Stock           --        --         --       --          --         --           --    --


Net loss                              --        --         --       --          --         --           --    --


Adjustment For one-for-ten
Stock Split                           --        --         --       --          --         -- (65,084,081)   (3)


Translation adjustments               --        --         --       --          --         --           --    --

                               ---------   -------    -------   ------   ---------    -------   ----------   ---

Balance at June 30, 1996       7,867,842   $13,175    786,357   $1,317  20,000,000    $20,000    7,196,565  $719


The accompanying Notes are an integral part of these Consolidated Financial
                                Statements

                            EVEREST & JENNINGS INTERNATIONAL LTD. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                    FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                            (Dollars in thousands)
                                                 (continued)

                                                                    Minimum
                                     Additional     Accumu-         Pension        Cumulative
                                      Paid-in        lated         Liability      Translation
                                      Capital       Deficit       Adjustments     Adjustments      Total
                                     ----------     -------       -----------     -----------      -----
Balance at December 31, 1995         $105,608     $(159,793)       $(3,264)         $(897)        $(23,132)


Accrued Dividends on Series A
Convertible Preferred Stock                --          (592)             --             --            (592)


Net loss                                   --        (4,413)             --             --          (4,413)


Translation adjustments                    --             --             --            225              225
                                       ------       --------        -------          -----            -----

Balance at June 30, 1996             $105,608     $(164,798)       $(3,264)         $(672)        $(27,915)


            The accompanying Notes are an integral part of these Consolidated Financial Statements

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)


                                              Six Months Ended June 30
                                             -------------------------
                                                 1996          1995
                                               --------      --------
                                                    (Unaudited)
Cash flows from operating activities:
    Net loss                                  $(4,413)      $(2,030)
    Adjustment to reconcile net loss to
        cash used in operating activities:
      Depreciation and amortization                848         1,221

Changes in operating assets and liabilities:
    Accounts receivable                            338         2,396
    Notes receivable                           (1,390)            --
    Inventories                                  (253)         1,559
    Accounts payable                           (1,242)       (1,933)
    Accrued interest, BIL                          854           749
    Accrued payroll costs, expenses and
        income taxes                             (241)       (2,438)
    Accrued restructuring expenses               (217)       (3,223)
    Other, net                                   (208)         (448)
                                                ------        ------
    Cash used in operating activities          (5,924)       (4,147)


Cash flows from investing activities:
    Capital expenditures                         (695)         (452)
    Proceeds from disposition of assets
        held for sale                               --         4,518
    Cash received in payment of note receivable  2,015            --
                                                ------        ------
    Cash provided by investing activities        1,320         4,066


Cash flows from financing activities:
    Advances from BIL                               --         2,100
    Increase (decrease) in short-term and
        long-term borrowings, net                4,309       (2,532)
    Proceeds from exercise of stock options         --             3
    Changes in other long-term liabilities        (32)          (52)
    Purchase of fractional shares of
        common stock                               (3)            --
                                                ------        ------
    Cash provided by financing activities        4,274         (481)

Effect of exchange rate changes on cash flow       225           146

Increase (decrease) in cash balance              (105)         (416)

Cash and cash equivalents balance at
    beginning of year                              117           513
                                                ------        ------
Cash and cash equivalents balance
    at end of period                            $   12        $   97

Supplemental disclosures of cash flow
information:
    Cash paid for interest                      $1,147        $1,352
    Cash paid for income taxes                  $  143        $  172


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

     The Company's 1996 revenues and operating results have been negatively impacted by ongoing price competition. Additionally, the Company continues to address the rationalization of its production facilities in the US,
Canada and Mexico and the increased outsourcing of products and product components, the effects of which are expected to lower the Company's production costs. On May 26, 1996 the Company issued a WARN Act Notice and announced a substantial workforce reduction at its primary domestic wheelchair manufacturing facility. Such reduction will be substantially completed during the third quarter of 1996. When complete, US operations will be limited to distribution, certain custom manufacturing and light assembly. A severance reserve of approximately $400 has been included in the Company's results of operations for the three and six month periods ended June 30, 1996. The Company anticipates recording additional restructuring expenses during the third quarter 1996 when the workforce reduction is substantially complete.

     The accompanying consolidated financial statements have been prepared under the going concern concept, which anticipates an entity will continue in its present form and, accordingly, uses the historical cost basis to prepare financial statements. The Company has incurred substantial restructuring expenses and recurring operating losses and has a net capital deficiency at June 30, 1996. No assurance can be made that the Company will successfully emerge from or complete its restructuring activities.



NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Significant accounting policies followed for the three month and six month periods ended June 30, 1996 are the same as those disclosed in the Notes to the Company's December 31, 1995 Consolidated Financial Statements, which were included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. All dollar amounts in these Notes to Unaudited Consolidated Financial Statements are in thousands except per-share data or as otherwise specified. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of (a) the consolidated results of operations for the three month and six month periods ended June 30, 1996 and 1995; (b) the consolidated financial position at June 30, 1996 and December 31, 1995; and
(c) the consolidated cash flows for the six month periods ended June 30, 1996 and 1995 have been made. However, the consolidated financial statements included herewith do not include any adjustments that might result from the Company's inability to emerge from or complete its ongoing restructuring activities and continue as a going concern -- See Note 1 to the Unaudited Consolidated Financial Statements.



NOTE 3 -- OWNERSHIP

    80% of the Company's common shares and all of the Company's Series A, B and C Preferred shares are owned by a wholly-owned subsidiary of Brierley Investments Ltd ("BIL"), a New Zealand investment firm.



NOTE 4 -- PROPOSED MERGER WITH GRAHAM-FIELD HEALTH PRODUCTS, INC.

     On June 17, 1996, the Company announced an agreement in principle with Graham-Field Health Products, Inc. for Graham-Field to acquire the Company in a merger transaction. The terms of the proposed transaction announced on June 17, 1996 provided that the stockholders of the Company would receive one share of common stock of Graham-Field in exchange for each four shares of common stock of the Company and $2.00 for each share of common stock of the Company, or a total of approximately 1.8 million shares of Graham-Field common stock and $14.4 million. On August 14, 1996, the
Company and Graham-Field announced revised terms pursuant to which the stockholders of the Company will receive one share of common stock of Graham-Field for each 2.857 shares of the common stock of the Company but no cash payment, or a total of approximately 2.5 million shares of Graham-Field Common Stock. The exchange ratio will be reduced if the value of the Graham-Field common stock to be issued in exchange for each share of common stock of the Company exceeds $5.50. On August 12, 1996 the closing sale price of Graham-Field Common Stock on the New York Stock Exchange was $8 per share.

     BIL has agreed to purchase up to an additional 1.9 million shares of common stock of Graham-Field at a price of $13.00 per share or the average market price of the common stock of Graham-Field for the ten (10) consecutive trading days prior to the closing date, whichever is higher, the proceeds of which will be used by Graham-Field to repay all debt of the Company in the approximate amount of $25 million to The Hongkong and Shanghai Banking Corporation Limited (see Note 6 -- Debt). As part of the merger transaction, BIL will also receive (1) Series B Convertible Preferred Stock with a liquidation value not to exceed $61 million in exchange for an approximately equal amount of debt owed by the Company to BIL and Convertible Preferred Stock of the Company held by BIL, and (2) $10 million of Graham-Field Series C Convertible Preferred Stock for $10
million in cash. The Graham-Field Series B and Series C Convertible Preferred Stock will yield a dividend at the rate of 1.5% per year, which will be paid at the option of Graham-Field either in cash or common stock. The Graham-Field Series B Convertible Preferred Stock will be convertible into common stock of Graham-Field during the five (5) year period following the closing (a) by BIL at a conversion price of $20 per share and (b) if Graham-Field's common stock trades at an average stock price of $15.50 per share or greater for a period of ten (10) consecutive trading days during such period, by Graham-Field at such average stock price at the time of conversion or $20.00 per share, whichever is lower; if the Graham-Field Series B Convertible Preferred Stock has not been converted during such period, it will automatically convert on the fifth anniversary date of the closing at a conversion price of $15.50. The Graham-Field Series C Convertible Preferred Stock will be automatically converted into common stock of Graham-Field at a conversion price of $20.00 per share on the fifth anniversary date of the closing unless Graham-Field elects to redeem it at that time for $10 million plus accrued and unpaid dividends. BIL has also lent Graham-Field $4 million on a short-term basis, which loan would be exchanged for a $4 million 7.7% subordinated note of Graham-Field payable on April 1, 2001. Immediately after the transaction and after giving effect to the conversion of the Series B Convertible Preferred Stock at $15.50 per share and the Series C Convertible Preferred Stock at $20.00 per share, BIL would own approximately 34% of the common stock of Graham-Field on a fully diluted basis.

     The transaction, which is currently anticipated to be completed in November 1996, is subject to, among other things, approval by the Boards of Directors of Graham-Field and the Company, the negotiation and execution of definitive documentation, the approval by the stockholders of Graham-Field and the Company, the receipt of certain regulatory approvals, and the satisfaction of other customary terms and conditions. Following execution of definitive documentation and subject to clearance by the Securities and Exchange Commission, the parties will mail to stockholders a joint proxy statement/prospectus describing the terms of the proposed transaction.

     See Note 10 for a description of a class action complaint filed in Delaware with respect to the proposed acquisition of the Company by Graham-Field.


NOTE 5 -- COMMON STOCK

On June 4, 1996 the Company's shareholders approved a one-for-ten reverse stock split, effective June 6, 1996. The stated par value of one share of common stock was changed from $.01 to $.10 as a result of the stock split. All references in the consolidated financial statements to average number of shares outstanding and related prices, per share amounts and stock option plan data have been restated to reflect the reverse stock split.


NOTE 6 -- DEBT

     The Company's debt as of June 30, 1996 and December 31, 1995 is as follows:

                                               June 30     December 31
                                                 1996          1995
                                               --------    -----------
Loans payable to HSBC                          $24,240       $18,700
Other domestic debt                              2,015         2,622
Foreign debt                                     4,897         5,521
Long-term loan payable to BIL                   21,103        21,103
                                                ------        ------
    Total debt                                  52,255        47,946

Less short-term borrowings and current
    installments of long-term debt               4,142         4,473
                                                ------        ------
    Long-term debt, net of current portion,
    including BIL Credit Facility              $48,113       $43,473


     On September 30, 1992 E&J Inc., a wholly-owned subsidiary of the Company, entered into a Revolving Credit Agreement with The Hongkong and Shanghai Banking Corporation Limited ("HSBC"). This Agreement has been revised and extended several times and currently expires September 30, 1997. Advances under the Revolving Credit Agreement, as amended, bear interest at the prime rate as announced by Marine Midland Bank, N.A. from time to time plus 0.25% per annum. The HSBC facility, as amended, provides up to $6 million for letter of credit availability and, additionally, cash advances of up to $25 million to E&J Inc. Repayment of existing debt with BIL is subordinated to the HSBC debt, and an affiliate of BIL has guaranteed repayment of the HSBC debt. As of July 31, 1996 this facility was fully utilized.

    BIL has provided the Company a credit facility which allows advances up to $21.1 million. At June 30, 1996 and December 31, 1995 this facility has been fully utilized. The BIL credit facility has been extended to September 30, 1997, bears interest at the rate of 8% per annum, and is secured by a lien on and security interest in all assets of the Company and E&J Inc. As of June 30, 1996, $3.5 million of accrued, unpaid interest was due BIL under the BIL credit facility .

     The Company's Canadian subsidiary has credit facilities in the aggregate of $5.5 million, of which $4.3 million was borrowed as of June 30, 1996 at interest rates ranging from prime plus 1% to prime plus 1.25%. The loans are secured by the assets of the Canadian subsidiary and certain Letters of Credit supplied by HSBC and BIL.

    The Company's Mexican subsidiary has a credit facility in the aggregate of $1.0 million, of which $0.6 million was borrowed as of June 30, 1996 at interest rates approximating 13%. The loan is secured by the assets of the Mexican subsidiary.

     At June 30, 1996, the Company was contingently liable to HSBC under existing letters of credit in the aggregate amount of approximately $5.8 million.


NOTE 7 -- LOSS PER SHARE

    Loss per share for the three month and six month periods ended June 30, 1996 and 1995 is calculated based on the weighted average number of shares of Common Stock outstanding during the periods, giving effect to the reverse stock split as discussed in Note 5.


NOTE 8 -- INVENTORIES

     Inventories  at  June 30, 1996 and December 31, 1995  consist  of  the following:
                                               June 30     December 31
                                                 1996          1995
                                               --------      --------

          Raw materials                        $10,492       $10,365
          Work-in-process                        3,650         4,593
          Finished goods                         5,681         4,612
                                                ------        ------
                                               $19,823       $19,570


NOTE 9 -- NOTES RECEIVABLE (LONG TERM)

     The Company received notes of $2.1 million and $0.6 million upon the sale of its institutional business and oxygen concentrator business, respectively, in 1995. The $2.1 million note was paid in full on April 2, 1996. The $0.6 million note has been reduced to $0.4 million, bears interest at the rate of 6% after August 15, 1996 and requires monthly installments, with the final payment due in January, 1997.


NOTE 10 -- CONTINGENT LIABILITIES

     In July, 1990 a class action suit was filed in the United States District Court for the Central District of California by a stockholder of the Company against the Company and certain of its present and former directors and officers. The suit seeks unspecified damages for alleged non-disclosure and misrepresentation concerning the Company in violation of federal securities laws. The Company twice moved to dismiss the complaint on various grounds. After the first such motion was granted, plaintiff filed a first amended complaint, which subsequently was dismissed by order filed on September 20, 1991. Plaintiff then notified the court that it did not intend to further amend the complaint, and an order dismissing the complaint was entered in November 1991. Plaintiff filed a notice of appeal
to  the  Court of Appeals for the Ninth Circuit on December 23, 1991.   The
case was briefed and oral argument heard in June, 1993. Because of the precedent set by a Ninth Circuit decision in another case which was decided after the district court's order of dismissal but before the Ninth Circuit decided plaintiff's appeal, the Ninth Circuit reversed the district court's dismissal of the case and remanded the case to the district court for further proceedings in an opinion handed down by the Ninth Circuit on August 24, 1995. On March 25, 1996, the district court granted plaintiff's motion to certify a class composed of purchasers of the Company's Common Stock during the period from March 31, 1989 to June 12, 1990. The ultimate liability, if any, cannot be determined at this time.

     Die Cast Products, Inc. ("Die Cast Products"), a former subsidiary of the Company, has been named as a defendant in a lawsuit filed by the State of California pursuant to the Comprehensive Environmental Response, Compensation and Liability Act 42 U.S.C. para 9601 et sec. The Company was originally notified of this action on December 10, 1992. The lawsuit seeks to recover response and remediation costs in connection with the release or threatened release of hazardous substances at 5619-21 Randolph Street, in the City of Commerce, California ("Randolph Street Site"). It is alleged that the Randolph Street Site was used for the treatment, storage and disposal of hazardous substances. The Company anticipates being named as a defendant as a result of its former ownership of Die Cast Products, which allegedly disposed of hazardous waste materials at the Randolph Street Site. A settlement in principle between the State of California and the various potentially responsible parties was reached in October 1995. A consent decree was signed in July 1996. The Company's portion of the settlement was less than originally anticipated. Accordingly, the previously recorded reserve for this matter was reduced in 1995 to the settlement amount.

     In March, 1993 E&J Inc. received a notice from the U.S. Environmental Protection Agency ("EPA") regarding an organizational meeting of generators with respect to the Casmalia Resources Hazardous Waste Management Facility ("Casmalia Site") in Santa Barbara County, CA. The EPA alleges that the Casmalia Site is an inactive hazardous waste treatment, storage and disposal facility which accepted large volumes of commercial and industrial wastes from 1973 until 1989. In late 1991, the Casmalia Site owner/ operator abandoned efforts to actively pursue site permitting and closure and is currently conducting only minimal maintenance activities. The EPA estimates that the Casmalia Site's closure trust fund, approximately $10 million, is substantially insufficient to cover cleanup and closure of the site. Since August, 1992, the EPA has undertaken certain interim stabilization actions to control actual or threatened releases of hazardous substances at the Casmalia Site. The EPA is seeking cooperation from generators to assist in the cleaning up, and closing of, the Casmalia Site. E&J Inc. and 64 other entities were invited to the organizational meeting. E&J Inc. is a member of a manufacturers' group of potentially responsible parties which has investigated the site and proposed a remediation plan to the EPA. To reflect E&J Inc.'s estimated allocation of costs thereunder, a reserve of $1.0 million was recorded, which was included in the Consolidated Statements of Operations for 1993. During 1995 an agreement in principle was reached with the EPA for a settlement of the majority of the Casmalia site liability. A consent decree was signed during July 1996. The settlement provides for the work to be completed in three phases. Phase I work, which is estimated to take three to five years to complete, will require the Company, along with other responsible parties, to participate in funding the water management, certain construction projects and completion of the site investigation. Phase II work, consisting of the remaining remedial construction activities and the first five years of operation and maintenance, will be funded by other parties and is estimated to take ten years. Subsequent to Phase II, additional operation and maintenance will be required for approximately 30 years. The estimated exposure of the Company under this agreement is less than originally anticipated and the previously recorded reserve has been reduced to the expected settlement amount.

     In 1989 a patent infringement case was initiated against E&J Inc. and other defendants in the U.S. District Court, Central District of California. E&J Inc. prevailed at trial with a directed verdict of patent invalidity and non-infringement. The plaintiff filed an appeal with the U.S. Court of Appeals for the Federal Circuit. On March 31, 1993, the Court of Appeals vacated the District Court's decision and remanded the case for trial. Impacting the retrial of this litigation was a re-examination proceeding before the Board of Patent Appeals with respect to the subject patent. A ruling was rendered November 23, 1993 sustaining the claim of the patent which E&J Inc. has been charged with infringing. Upon the issuance of a patent re-examination certificate by the U.S. Patent Office, the plaintiff presented a motion to the District Court requesting a retrial of the case. The Company presented a Motion for Summary Judgment of Noninfringement based in part upon the November 23, 1993 decision of the Board of Patent Appeals. The Motion was granted in follow-up conferences and an official Judgment was entered November 17, 1994. Following the appeal by the plaintiffs, the case has been remanded to the US District Court, Central District of California, for further consideration. E&J Inc. believes that this case is without merit and intends to contest it vigorously. The ultimate liability of E&J Inc., if any, cannot be determined at this time.

     Following a jury trial on July 15, 1996, a verdict was rendered in the District Court of the First Judicial District of the State of New Mexico in a civil product liability law suit (Chris Trew et al. vs. Smith and Davis Manufacturing Company, Inc., No. SF95-354) against Smith & Davis Manufacturing Company, a wholly-owned subsidiary of the Company ("Smith & Davis"), in the amount of $550 actual damages and $4 million punitive damages. The suit was instituted on February 25, 1995 by the children and surviving heirs and personal representatives of a nursing home patient in Carlsbad, New Mexico who died on September 28, 1993 after her head became pinned between a bed rail allegedly manufactured by Smith & Davis and her bed. The suit alleged that the bed rail in question was defective and unsafe for its intended purpose, that Smith & Davis was negligent in designing, manufacturing, testing and marketing such bed rails and that the negligence of the nursing home in question was the proximate cause of the decedent's injuries and death. The nursing home reached a settlement with plaintiffs prior to trial. Smith & Davis has product liability insurance coverage which provides $1 million per occurrence coverage in excess of a $250,000 self insured retention and $5 million of umbrella coverage. Judgment has not yet been entered on the jury verdict.

On  June 18, 1996 a Class Action Complaint captioned Ron Kauffman v. Rodney
F. Hogg, et al. was filed in the Court of Chancery in New Castle County, Delaware with respect to the proposed acquisition of the Company by Graham-Field (see Note 4), naming as defendants the Company, its directors, BIL and Graham-Field. The suit alleges that, as a result of the proposed acquisition of the Company by Graham-Field, minority shareholders will not receive their proportionate share of the value of the Company's assets and will be prevented from obtaining a fair price for their stock. Plaintiff alleges that the acquisition offers minority shareholders value which is less than the Company's trading price prior to the announcement of the acquisition, and that BIL will receive more value for its holdings than minority shareholders. The plaintiff alleges that the directors breached their fiduciary duties to minority shareholders by not exercising independent business judgment and by acting for their own personal benefit. The plaintiff seeks certification of a class consisting of minority shareholders of the Company. Plaintiff requests that the acquisition be enjoined or, alternatively, that damages be awarded to the class. To date, no responsive pleading has been filed by any of the defendants and no discovery has been taken.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1996

    The following table summarizes operating results of the Company for the three months ended June 30, 1996 and 1995 (dollars in millions):

                                         Three Months Ended June 30
                                        ---------------------------
                                         1996                1995
                                     ------------        ------------
                                     Amount    %         Amount    %
                                     ------   ---        ------   ---

          Revenue                    $16.7    100        $18.4    100
          Cost of sales               13.4     80         14.0     76
                                      -----   ----        -----   ----
          Gross profit                 3.3     20          4.4     24

          Operating expenses           4.8     29          4.4     24
                                      -----   ----        -----   ----
          Operating loss              (1.5)   (9)          --      --

          Interest expense             1.1      7          0.9      5
                                      -----   ----        -----   ----
          Loss before income taxes    (2.6)  (16)         (0.9)   (5)

          Income tax provisions         --     --          --      --
                                      -----   ----        -----   ----
          Net loss                   $(2.6)  (16)        $(0.9)   (5)


     Second quarter 1996 revenues of $16.7 million decreased $1.7 million, or 9%, from 1995. Second quarter revenues during 1996 for the Company's domestic operations decreased $1.6 million from 1995's revenue levels. The decline in domestic sales is attributable to the reduction in distributor sales and the sale, effective August 9, 1995, of the Company's oxygen concentrator product line, which contributed $0.5 million revenue during the second quarter of 1995.

     Second quarter 1996 revenues in the Everest & Jennings' Canadian and Mexican subsidiaries were consistent with 1995 levels.

     Total Company second quarter gross profit decreased $1.1 million from $4.4 million in 1995 to $3.3 million in 1996. As a percentage of sales, margins decreased from 24% during 1995 to 20% during 1996, due primarily to discounting related to price competition, poor efficiency at the Company's primary domestic wheelchair facility, and the recording of a $0.4 million severance reserve during 1996 as a result of a substantial workforce reduction at the Company's primary domestic wheelchair manufacturing facility. Such reduction will be substantially completed during the third quarter of 1996. When complete, US operations will be limited to distribution, certain custom manufacturing and light assembly. The Company anticipates recording additional restructuring expenses during the third quarter 1996 when the workforce reduction is substantially complete. Additional production relocation and facility rationalizations are planned during 1996 and beyond intended to improve the Company's cost structure.

     Total Company second quarter operating expenses increased $0.4 million from $4.4 million in 1995 to $4.8 million in 1996. Research and development spending was $0.2 million during 1996 compared to spending of $0.2 million during 1995.

     Interest expense of $1.1 million in the second quarter of 1996 increased from the comparable period in the prior year due to increases in the average outstanding debt during the period.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1996

    The following table summarizes operating results of the Company for the six months ended June 30, 1996 and 1995 (dollars in millions):

                                          Six Months Ended June 30
                                          ------------------------
                                         1996                1995
                                     ------------        ------------
                                     Amount    %         Amount    %
                                     ------   ---        ------   ---

          Revenue                    $34.3    100        $37.0    100
          Cost of sales               27.1     79         28.4     77
                                      -----   ----        -----   ----
          Gross profit                 7.2     21          8.6     23

          Operating expenses           9.4     27          8.8     24
                                      -----   ----        -----   ----
          Operating loss              (2.2)   (6)         (0.2)   (1)

          Interest expense             2.2      6          1.8      4
                                      -----   ----        -----   ----
          Loss before income taxes    (4.4)  (12)         (2.0)   (5)

          Income tax provisions         --     --          --      --
                                      -----   ----        -----   ----
          Net loss                   ($4.4)  (12)         (2.0)   (5)


     First half 1996 revenues of $34.3 million decreased $2.7 million, or 7%, from 1995. First half revenues during 1996 for the Company's domestic operations decreased $2.6 million from 1995's revenue levels. The decline in domestic sales is attributable to the loss of distributor sales and the sale, effective August 9, 1995, of the Company's oxygen concentrator product line, which contributed $0.9 million revenue during the first half of 1995.

     First half 1996 revenues in the Everest & Jennings' Canadian and Mexican subsidiaries were consistent with 1995 levels.

     Total Company first half gross profit decreased $1.4 million from $8.6 million in 1995 to $7.2 million in 1996. As a percentage of sales, margins decreased from 23% during 1995 to 21% during 1996, due primarily to discounting related to price competition, poor efficiency at the Company's primary domestic wheelchair facility, and the recording of a $0.4 million severance reserve during 1996 as a result of a substantial workforce reduction at the Company's primary domestic wheelchair manufacturing facility. Such reduction will be substantially completed during the third quarter of 1996. When complete, US operations will be limited to distribution, certain custom manufacturing and light assembly. The Company anticipates recording additional restructuring expenses during the third quarter 1996 when the workforce reduction is substantially complete. Additional production relocation and facility rationalizations are planned during 1996 and beyond intended to improve the Company's cost structure.

    Total Company first half operating expenses increased $0.6 million from $8.8 million in 1995 to $9.4 million in 1996. Research and development spending was $0.4 million during 1996 compared to spending of $0.6 million during 1995.

     Interest expense of $2.2 million in the first half of 1996 increased from the comparable period in the prior year due to increases in the average outstanding debt during the period.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are cash provided from operations, borrowings from BIL and affiliates, proceeds from notes received in the 1995 sales of the Company's Institutional and Oxycon businesses, and cash on hand. At June 30, 1996 the Company had $12 thousand in cash, and at December 31, 1995 the Company had $117 thousand in cash. At June 30, 1996, total debt of $52.3 million was $4.4 million higher than the $47.9 million in debt at December 31, 1995. The increase was due to increased borrowings from HSBC of approximately $5.5 million, offset by repayments of foreign borrowings. The Company received $1.8 million in April 1996 from the payment of a note receivable, which was used to reduce debt. See Note 6--Debt of the Notes to the Unaudited Consolidated Financial Statements included in Item 1 of this Form 10-Q. The $5.5 million borrowed from HSBC during 1996 was used to fund the Company's operations. This facility was fully utilized at July 31, 1996.

     The Company's 1996 revenues and operating results have been negatively impacted by ongoing price competition, liquidity constraints and loss of market share due to the relocation of the Company's primary domestic wheelchair manufacturing facility from California to Missouri. As described above, management is implementing plans to address the rationalization of the Company's production facilities and the increased outsourcing of products and product components, the effects of which are intended to lower the Company's production costs.

     Management believes that the Company's domestic and international manufacturing capacity is sufficient to meet anticipated demand for the foreseeable future.

     The accompanying consolidated financial statements have been prepared under the going concern concept. The going concern concept anticipates an entity will continue in its present form and, accordingly, uses the historical cost basis to prepare financial statements. The Company has incurred substantial restructuring expenses and recurring operating losses and has a net capital deficiency at June 30, 1996. No assurance can be made that the Company will successfully emerge from or complete its restructuring activities.

                        PART II:  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     See Note 10--Contingent Liabilities to the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for a description of certain pending lawsuits and proceedings.


ITEM 2.  CHANGES IN SECURITIES

     On June 4, 1996 the Company's shareholders approved a one-for-ten reverse stock split of the Company's common stock. The stated par value of one share of common stock was changed from $.01 to $.10 as a result of the stock split. The reverse stock split changed the voting rights of holders of each share of the Company's Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock to provide for one-tenth vote on all matters submitted to a vote of the Company's common stock.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     An annual meeting of shareholders was held at the Company's offices on June 4, 1996.

     (a)  Proposal  No.  1:  To elect the following Directors:   Sandra  L.
Baylis, Bevil J. Hogg, Rodney F. Price, Robert C. Sherburne and Charles  D.
Yie.

     (b)  Proposal  No.  2:   Whether to approve a proposal  to  amend  the
Company's Certificate of Incorporation to effect a one-for-ten reverse stock split.

     (c)  Proposal  No.  3:   Whether to ratify the  appointment  of  Price
Waterhouse LLP as independent accountants for the fiscal year ended December 31, 1996.


Tabulations for the proposals voted at the annual meeting follow:

COMMON SHARES:
                     For            Against/Withheld     Abstain
                     ---            ----------------     -------
Directors:
  Baylis           58,559,057             13,429              0
  Hogg             58,559,057             13,429              0
  Price            58,558,957             13,529              0
  Sherburne        58,558,957             13,529              0
  Yie              58,558,957             13,529              0

Proposal No. 2     58,542,578             29,688            220
Proposal No. 3     58,572,416                 16             54


PREFERRED SHARES:
                     For            Against/Withheld     Abstain
                     ---            ----------------     -------
Directors:
  Baylis           28,654,199              0                0
  Hogg             28,654,199              0                0
  Price            28,654,199              0                0
  Sherburne        28,654,199              0                0
  Yie              28,654,199              0                0

Proposal No. 2     28,654,199              0                0
Proposal No. 3     28,654,199              0                0



ITEM 5.  OTHER INFORMATION

    None



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    EXHIBITS:

    3(a)(iii)  Certificate of Amendment to Certificate of Incorporation
               filed June 5, 1996.

    3(a)(iv) Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock filed June 5, 1996.

    3(a)(v) Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock filed June 5, 1996.

    3(a)(vi) Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock filed June 5, 1996.


    REPORTS ON FORM 8-K:

                                                           Financial
     Date of Report             Item(s) Reported        Statements Filed
     --------------             ----------------        ----------------
1.    June 4, 1996             5, 7 (relating to              None
                              reverse stock split)

2.   June 17, 1996             5, 7 (relating to              None
                              merger transaction)

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 14, 1996             EVEREST & JENNINGS INTERNATIONAL LTD.
                                            (Registrant)

                                   By /s/ Timothy W. Evans
                                      Senior Vice President and
                                      Chief Financial Officer

                                   By /s/ Bevil J. Hogg
                                      President and
                                      Chief Executive Officer





                             INDEX TO EXHIBITS


Exhibit No.    Description                                            Page
- -----------    -----------                                            ----

3(a)(iii)*     Certificate of Amendment to Certificate of              26
               Incorporation filed June 5, 1996.

3(a)(iv)*      Certificate of Amendment of Certificate of              27
               Designations, Preferences and Rights of Series A
               Convertible Preferred Stock filed June 5, 1996.

3(a)(v)*       Certificate of Amendment of Certificate of              28
               Designations, Preferences and Rights of Series B
               Convertible Preferred Stock filed June 5, 1996.

3(a)(vi)*      Certificate of Amendment of Certificate of              29
               Designations, Preferences and Rights of Series C
               Convertible Preferred Stock filed June 5, 1996.


* Filed herewith in this Quarterly Report on Form 10-Q