Form 10-Q
period 1996-09-30
EVEREST & JENNINGS INTERNATIONAL LTD
filed 1996-11-18
CIK 33837

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


  X   Quarterly Report pursuant to Section 13 or 15(d) of the Securities
                           Exchange Act of 1934

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996
                                    or
    Transition Report pursuant to Section 13 or 15(d) of the Securities
                           Exchange Act of 1934
               For the transition period from _____ to _____


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

Shares of Common Stock outstanding as of November 6, 1996:  7,207,689

                            SEPTEMBER 30, 1996

                             TABLE OF CONTENTS


                                                                       Page

PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements .....................................  3

     Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations .................. 19


PART II.   OTHER INFORMATION

     Item 1.  Legal Proceedings ........................................ 23

     Item 2.  Changes in Securities .................................... 23

     Item 3.  Defaults upon Senior Securities .......................... 23

     Item 4.  Submission of Matters to a Vote of Security Holders ...... 23

     Item 5.  Other Information ........................................ 23

     Item 6.  Exhibits and Reports on Form 8-K ......................... 23



SIGNATURE .............................................................. 24

                      PART I:  FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     The  consolidated  financial  statements  included  herein  have  been prepared by the management of Everest & Jennings International Ltd. (the "Company") without audit pursuant to the rules and regulations of the
Securities and Exchange Commission. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to state fairly the results for the interim periods presented herein in accordance with generally accepted accounting principles for interim financial information have been made (however, the consolidated financial statements included herewith do not include any adjustments that might result from the Company's inability to emerge from or complete its ongoing restructuring activities and continue as a going concern -- see Note 1 to these Unaudited Consolidated Financial Statements). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and the Company's Joint Proxy Statement/Prospectus dated October 22, 1996 with respect to the proposed merger of a wholly-owned subsidiary of Graham-Field Health Products, Inc. into the Company.

                   CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in thousands except per-share data)


                                            Three Months Ended Sept. 30
                                            ---------------------------
                                                 1996          1995
                                               --------      --------
                                                    (Unaudited)


Revenues                                       $15,268      $19,346
Cost of sales                                   13,753        15,220
                                                ------        ------

    Gross profit                                 1,515         4,126

Selling expenses                                 2,722         2,755
General and administrative expenses              1,639         1,318
                                                ------        ------

    Total operating expenses                     4,361         4,073
                                                ------        ------


Income (loss) from operations                  (2,846)            53

Interest expense, BIL (Note 6)                     426           431

Interest  expense, other                           790           485
                                                ------        ------


Loss before income taxes                       (4,062)         (863)

Income tax (benefit) provision                    (15)            61
                                                ------        ------

Net loss                                      $(4,047)       $ (924)


Loss per share (Note 7)                        $(0.56)       $(0.13)


Weighted average number of Common
Shares outstanding                            7,196,565     7,226,619



           The accompanying Notes are an integral part of these Consolidated Financial Statements

                   CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in thousands except per-share data)



                                             Nine Months Ended Sept. 30
                                             --------------------------
                                                 1996          1995
                                               --------      --------
                                                    (Unaudited)


Revenues                                       $49,561       $56,308
Cost of sales                                   40,861        43,571
                                                ------        ------

    Gross profit                                 8,700        12,737

Selling expenses                                 8,667         8,936
General and administrative expenses              5,047         3,964
                                                ------        ------

    Total operating expenses                    13,714        12,900
                                                ------        ------


Loss from operations                           (5,014)         (163)

Interest expense, BIL (Note 6)                   1,280         1,179

Interest  expense, other                         2,160         1,539
                                                ------        ------


Loss before income taxes                       (8,454)       (2,881)

Income tax provision                                 6            73
                                                ------        ------

Net loss                                      $(8,460)      $(2,954)


Loss per share (Note 7)                        $(1.17)       $(0.41)


Weighted average number of Common
Shares outstanding                            7,214,565     7,226,556


           The accompanying Notes are an integral part of these Consolidated Financial Statements

                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)

                                  ASSETS


                                               Sept. 30    December 31
                                                 1996          1995
                                              ---------    -----------
                                             (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                  $    12        $  117
    Accounts receivable, less allowance
      for doubtful accounts of $1,376
      in 1996 and $1,847 in 1995                14,448        16,952
    Notes receivable (Note 9)                    2,559           252
    Inventories (Note 8)                        17,858        19,570
    Other current assets                           629       1,047
                                                ------        ------
    Total current assets                        35,506        37,938

PROPERTY, PLANT AND EQUIPMENT:
    Land                                           370           261
    Buildings and improvements                   4,574         4,500
    Machinery and equipment                     16,093        15,380
                                                ------        ------
                                                21,037        20,141
    Less accumulated depreciation
      and amortization                        (14,066)      (12,992)
                                                ------        ------
    Property, plant and equipment, net           6,971         7,149

NOTES RECEIVABLE (Note 9)                        1,297      2,524

INTANGIBLE ASSETS, NET                             171           402

OTHER ASSETS                                       345           217
                                                ------        ------
TOTAL ASSETS                                   $43,290       $48,230





           The accompanying Notes are an integral part of these Consolidated Financial Statements

                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

                                               Sept. 30      Dec. 31
                                                 1996          1995
                                               --------      -------
                                             (Unaudited)
CURRENT LIABILITIES:
    Short-term borrowings and current install-
      ments of long-term debt of $1,552
      in 1996 and $1,089 in 1995 (Note 6)      $ 4,782       $ 4,473
    Accounts payable                             7,109         8,361
    Accrued payroll costs                        5,032         6,327
    Accrued interest, BIL (Note 6)               3,909         2,629
    Accrued expenses                             5,681         5,310
    Accrued restructuring expenses (Note 1)        339           659
                                                ------        ------
    Total current liabilities                   26,852        27,759

LONG-TERM DEBT, NET OF CURRENT PORTION
      (Note 6)                                  27,516        22,370

LONG-TERM BORROWINGS FROM BIL (Note 6)          21,103        21,103

OTHER LONG-TERM LIABILITIES                         79           130

COMMITMENTS AND CONTINGENCIES (Notes 1 and 10)

STOCKHOLDERS' DEFICIT: (Note 1)
    Series A Convertible Preferred Stock        13,175        13,175
    Series B Convertible Preferred Stock         1,317         1,317
    Series C Convertible Preferred Stock        20,000        20,000
    Common Stock, par value: $.10;
      authorized 12,000,000 shares                 719           722
    Additional paid-in capital                 105,608       105,608
    Accumulated deficit                      (169,143)     (159,793)
    Minimum pension liability adjustment       (3,264)       (3,264)
    Cumulative translation adjustments           (672)         (897)
                                                ------        ------
    Total stockholders' deficit               (32,260)      (23,132)
                                                ------        ------
TOTAL LIABILITIES AND STOCKHOLDERS'
  DEFICIT                                      $43,290       $48,230



           The accompanying Notes are an integral part of these Consolidated Financial Statements

          EVEREST & JENNINGS INTERNATIONAL LTD. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                          (Dollars in thousands)


                                     Series A            Series B               Series C
                                   Convertible          Convertible           Convertible
                                 Preferred Stock      Preferred Stock       Preferred Stock        Common Stock
                                Shares       Amt      Shares     Amt       Shares        Amt      Shares     Amt
                                ------       ---      ------     ---       ------        ---      ------     ---
Balance at December 31, 1995   7,867,842   $13,175    786,357   $1,317  20,000,000    $20,000   72,280,646  $722


Accrued Dividends on Series A
Convertible Preferred Stock           --        --         --       --          --         --           --    --


Net loss                              --        --         --       --          --         --           --    --


Adjustment For one-for-ten
Stock Split                           --        --         --       --          --         -- (65,084,081)   (3)


Translation adjustments               --        --         --       --          --         --           --    --

                               ---------   -------    -------   ------   ---------    -------   ----------   ---

Balance at Sept. 30, 1996      7,867,842   $13,175    786,357   $1,317  20,000,000    $20,000    7,196,565  $719


The accompanying Notes are an integral part of these Consolidated Financial
                                Statements

                            EVEREST & JENNINGS INTERNATIONAL LTD. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                            (Dollars in thousands)
                                                 (continued)

                                                                    Minimum
                                     Additional     Accumu-         Pension        Cumulative
                                      Paid-in        lated         Liability      Translation
                                      Capital       Deficit       Adjustments     Adjustments      Total
                                     ----------     -------       -----------     -----------      -----
Balance at December 31, 1995         $105,608     $(159,793)       $(3,264)         $(897)        $(23,132)


Accrued Dividends on Series A
Convertible Preferred Stock                --          (890)             --             --            (890)


Net loss                                   --        (8,460)             --             --          (8,460)


Translation adjustments                    --             --             --            225              225
                                       ------       --------        -------          -----            -----

Balance at Sept. 30, 1996            $105,608     $(169,143)       $(3,264)         $(672)        $(32,260)


            The accompanying Notes are an integral part of these Consolidated Financial Statements

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)


                                             Nine Months Ended Sept. 30
                                             --------------------------
                                                 1996          1995
                                               --------      --------
                                                    (Unaudited)

Cash flows from operating activities:
    Net loss                                  $(8,460)      $(2,954)
    Adjustment to reconcile net loss to
        cash used in operating activities:
      Depreciation and amortization              1,305         1,812

Changes in operating assets and liabilities:
    Accounts receivable                          2,183         1,991
    Trade notes receivable                     (2,307)            --
    Inventories                                  1,712         2,247
    Accounts payable                           (1,252)       (3,321)
    Accrued interest, BIL                        1,280         1,179
    Accrued payroll costs, expenses and
        income taxes                           (1,295)       (2,916)
    Accrued restructuring expenses               (320)       (3,727)
    Other, net                                      90         (126)
                                                ------        ------
    Cash used in operating activities          (7,064)       (5,815)
                                                ------        ------

Cash flows from investing activities:
    Capital expenditures                         (896)       (1,003)
    Proceeds from disposition of assets
        held for sale                               --         4,518
    Proceeds from Notes Receivable               2,227            --
                                                ------        ------

    Cash provided by investing activities        1,331         3,515
                                                ------        ------

Cash flows from financing activities:
    Advances from BIL                               --         5,100
    Increase (Decrease) in short-term and
        long-term borrowings, net                5,455       (3,157)
    Proceeds from exercise of stock options          3             3
    Changes in other long-term liabilities        (51)          (73)
                                                ------        ------

    Cash provided by financing activities        5,401         1,873


                                (continued)

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)
                                (continued)


                                             Nine Months Ended Sept. 30
                                             --------------------------
                                                 1996          1995
                                               --------      --------
                                                    (Unaudited)

Effect of exchange rate changes on cash flow       227           150
                                                ------        ------

Decrease in cash balance                         (105)         (277)

Cash and cash equivalents balance at
    beginning of year                              117           513
                                                ------        ------

Cash and cash equivalents balance
    at end of period                            $   12        $  236

Supplemental disclosures of cash flow
information:

    Cash paid for interest                      $1,857        $1,584
    Cash paid for income taxes                  $  203        $  159











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

     The Company's 1996 revenues and operating results have been negatively impacted by ongoing price competition. Additionally, the Company continues to address the rationalization of its production facilities in the US,
Canada and Mexico and the increased outsourcing of products and product components, the effects of which are expected to lower the Company's production costs. On May 26, 1996 the Company issued a WARN Act Notice and announced a substantial workforce reduction at its primary domestic wheelchair manufacturing facility. Such reduction was substantially completed during the third quarter of 1996. US operations are now limited to administration, distribution, certain custom manufacturing and light assembly. A severance reserve of approximately $391 has been included in the Company's results of operations for the three months ended June 30, 1996 and an additional severance reserve of approximately $132 has been included in the Company's results of operations for the three months ended September 30, 1996 resulting in approximately $523 of severance expense being included in the Company's results of operations for the nine months ended September 30, 1996. The Company anticipates incurring additional restructuring expenses during the fourth quarter 1996 as workload transfers are substantially completed.

     The accompanying consolidated financial statements have been prepared under the going concern concept, which anticipates an entity will continue in its present form and, accordingly, uses the historical cost basis to prepare financial statements. The Company has incurred substantial restructuring expenses and recurring operating losses and has a net capital deficiency at September 30, 1996. No assurance can be made that the Company will successfully emerge from or complete its restructuring activities.

     See Note 4 to these Unaudited Consolidated Financial Statements regarding the proposed merger with Graham-Field Health Products, Inc.


NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Significant accounting policies followed for the three month and nine month periods ended September 30, 1996 are the same as those disclosed in the Notes to the Company's December 31, 1995 Consolidated Financial Statements, which were included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. All dollar amounts in these Notes to Unaudited Consolidated Financial Statements are in thousands except per-share data or as otherwise specified. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of (a) the consolidated results of operations for the three month and nine month periods ended September 30, 1996 and 1995; (b) the consolidated financial position at September 30, 1996 and December 31, 1995; and (c) the consolidated cash flows for the nine month periods ended September 30, 1996 and 1995 have been made. However, the consolidated financial statements included herewith do not include any adjustments that might result from the Company's inability to emerge from or complete its ongoing restructuring activities and continue as a going concern -- See Note 1 to the Unaudited Consolidated Financial Statements.


NOTE 3 -- OWNERSHIP

    80% of the Company's common shares and all of the Company's Series A, B and C Preferred shares are owned by a wholly-owned subsidiary of Brierley Investments Ltd ("BIL"), a New Zealand investment firm.


NOTE 4 -- PROPOSED MERGER WITH GRAHAM-FIELD HEALTH PRODUCTS, INC.

     On September 3, 1996, the Company announced it had entered into a definitive Agreement and Plan of Merger with Graham-Field Health Products, Inc. providing for the previously announced acquisition of the Company by Graham-Field. The Board of Directors of the Company received a fairness opinion from Vector Securities International, Inc. to the effect that the consideration to be received by the holders of the Company's Common Stock pursuant to the Merger Agreement is fair to such stockholders from a financial point of view. The terms of the acquisition are the same as those reflected in the parties' previous announcement on August 14, 1996.

     As a result of the merger, the Company will become a wholly-owned subsidiary of Graham-Field. In the merger, the stockholders of the Company will receive one share of Graham-Field common stock for each 2.857 shares of the common stock of the Company. The merger ratio is subject to reduction so that the value of the Graham-Field common stock to be received will not exceed $5.50 per share of the Company's common stock. There are currently 7,207,689 shares of the Company's common stock outstanding.

     In  connection with the merger, BIL will purchase for cash up  to  1.9 million additional shares of Graham-Field common stock, valued at the greater of $13 per share or the average market price of the common stock of Graham-Field for the 10 consecutive trading days prior to the merger closing date. Graham-Field will use the proceeds to repay all debt of the Company in the approximate amount of $25 million to The Hongkong and Shanghai Banking Corporation Limited (see Note 6--Debt). In addition, Graham-Field will issue to BIL up to $61 million of a new Series B Cumulative Convertible Preferred Stock in exchange for the indebtedness of the Company owing to BIL (see Note 6--Debt) and shares of the Company's preferred stock owned by BIL. Also as part of the transaction, BIL will purchase for cash $10 million of a new Series C Cumulative Convertible Preferred Stock of Graham-Field, the proceeds of which will be available to Graham-Field for general corporate purposes. Finally, certain indebtedness in the amount of $4 million owing by Graham-Field to BIL will be exchanged for a $4 million unsecured subordinated promissory note of Graham-Field which will mature on April 1, 2001 and will bear interest at an effective rate of 7.7% per annum.

     The Series B and Series C Preferred Stock to be issued by Graham-Field to BIL will be entitled to a dividend at the rate of 1.5% per year, payable at the option of Graham-Field either in cash or in shares of its common stock. In addition, the shares of Graham-Field Series B and Series C Preferred Stock will vote on an as-converted basis, as a single class together with the Graham-Field common stock, on all matters submitted to a vote of the stockholders of Graham-Field. The Series B Preferred Stock will not be redeemable and will be convertible into shares of Graham-Field common stock (x) at the option of the holder, at a conversion price of $20 per share, (y) at the option of Graham-Field, at a conversion price equal to the then current trading price (but not less than $15.50 or more than $20 per share), and (z) automatically on the fifth anniversary of the date of issuance at a conversion price of $15.50 per share, in each case subject to certain antidilution adjustments. The Series C Preferred Stock will be subject to redemption as a whole at Graham-Field's option on the fifth anniversary of the date of issuance at stated value and, if not redeemed, will automatically convert on the fifth anniversary of the date of issuance at a conversion price of $20 per share, subject to certain antidilution adjustments.

     As a result of the merger, BIL will own shares of common and preferred stock of Graham-Field representing approximately 34% of the voting power of
all  outstanding  shares  of  Graham-Field stock.   Simultaneous  with  the
signing of the Merger Agreement, Graham-Field and BIL entered into a Stockholder Agreement pursuant to which BIL has agreed to vote all of its shares of the Company's stock in favor of the merger. In the Stockholder Agreement, BIL also has agreed to grant Graham-Field a right of first refusal with respect to certain sales of its Graham-Field stock, to indemnify Graham-Field against certain existing actions and proceedings to which the Company is a party and, so long as BIL owns Graham-Field stock representing at least 5% of the voting power of the outstanding shares, not to acquire additional shares without the consent of Graham-Field's Board of Directors (which consent will not be unreasonably withheld), seek to acquire ownership of Graham-Field, engage in any solicitation of proxies with  respect  to  Graham-Field or otherwise seek  to  propose  to  acquire
control  of  the  Graham-Field  Board  of  Directors.   Pursuant   to   the
Stockholder Agreement, BIL will have the right to designate two members of Graham-Field's Board of Directors, subject to reduction if BIL reduces its
ownership  of  Graham-Field  stock.   BIL  also  will  have  the  right  to
participate on a pro rata basis in certain future stock issuances by Graham-
Field.   The  Stockholder  Agreement will automatically  terminate  upon  a change of control of Graham-Field or its Board of Directors. In addition, Graham-Field has granted certain registration rights to BIL with respect to its Graham-Field shares.

     The closing of the transaction is subject to customary conditions, including approval by the stockholders of both Graham-Field and Everest & Jennings. The closing is currently scheduled for November 27, 1996.

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



NOTE 6 -- DEBT

    The Company's debt as of September 30, 1996 and December 31, 1995 is as follows:

                                             September 30  December 31
                                                 1996          1995
                                             ------------  -----------
Loans payable to HSBC                          $25,000       $18,700
Other domestic debt                              1,770         2,622
Foreign debt                                     5,528         5,521
Long-term loan payable to BIL                   21,103        21,103
                                                ------        ------
    Total debt                                  53,401        47,946

Less short-term borrowings and current
    installments of long-term debt               4,782         4,473
                                                ------        ------
    Long-term debt, net of current portion,
    including BIL Credit Facility              $48,619       $43,473



     On September 30, 1992, Everest & Jennings Inc., a wholly-owned subsidiary of the Company, entered into a Revolving Credit Agreement with The Hongkong and Shanghai Banking Corporation Limited ("HSBC"). This Agreement has been revised and extended several times and currently expires September 30, 1997. Advances under the Revolving Credit Agreement, as amended, bear interest at the prime rate as announced by Marine Midland Bank, N.A. from time to time plus 0.25% per annum. The HSBC facility, as amended, provides up to $6 million for letter of credit availability and, additionally, cash advances of up to $25 million to Everest & Jennings Inc. Repayment of existing debt with BIL is subordinated to the HSBC debt, and an affiliate of BIL has guaranteed repayment of the HSBC debt. As of September 30, 1996 this facility was fully utilized.

    BIL has provided the Company a credit facility which allows advances up to $21.1 million. At September 30, 1996 and December 31, 1995 this facility has been fully utilized. The BIL credit facility has been extended to September 30, 1997, bears interest at the rate of 8% per annum, and is secured by a lien on and security interest in all assets of the Company and Everest & Jennings Inc. As of September 30, 1996, $3.9 million of accrued, unpaid interest was due BIL under the BIL credit facility .

     The Company's Canadian subsidiary has credit facilities in the aggregate of $5.5 million, of which $4.9 million was borrowed as of September 30, 1996 at interest rates ranging from prime plus 1% to prime plus 1.25%. The loans are secured by the assets of the Canadian subsidiary and certain Letters of Credit supplied by HSBC and BIL.

    The Company's Mexican subsidiary has a credit facility in the aggregate of $1.0 million, of which $0.6 million was borrowed as of September 30, 1996 at interest rates approximating 13%. The loan is secured by the assets of the Mexican subsidiary.

     At September 30, 1996, the Company was contingently liable to HSBC under existing letters of credit in the aggregate amount of approximately $5.8 million.


NOTE 7 -- LOSS PER SHARE

     Loss  per  share  for  the three month and nine  month  periods  ended
September 30, 1996 and 1995 is calculated based on the weighted average number of shares of Common Stock outstanding during the periods, giving effect to the reverse stock split as discussed in Note 5.


NOTE 8 -- INVENTORIES

     Inventories at September 30, 1996 and December 31, 1995 consist of the following:
                                             September 30  December 31
                                                 1996          1995
                                             ------------    --------
          Raw materials                         $9,789       $10,365
          Work-in-process                        3,005         4,593
          Finished goods                         5,064         4,612
                                                ------        ------
                                               $17,858       $19,570


NOTE 9 -- NOTES RECEIVABLE (LONG TERM)

     The Company received notes of $2.1 million and $0.6 million upon the sale of its institutional business and oxygen concentrator business, respectively, in 1995. The $2.1 million note was paid in full on April 2, 1996. The $0.6 million note has been reduced to $0.3 million as of September 30, 1996 and was substantially paid during October 1996. The remaining Notes receivable are payable by customers, bear interest at various rates and mature in one to three years. During October 1996 approximately $2.4 million of the outstanding Notes Receivable were sold to BIL.


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

     Die Cast Products, Inc. ("Die Cast Products"), a former subsidiary of the Company, has been named as a defendant in a lawsuit filed by the State of California pursuant to the Comprehensive Environmental Response, Compensation and Liability Act 42 U.S.C. para 9601 et sec. The Company was originally notified of this action on December 10, 1992. The lawsuit sought to recover response and remediation costs in connection with the release or threatened release of hazardous substances at 5619-21 Randolph Street, in the City of Commerce, California ("Randolph Street Site"). It alleged that the Randolph Street Site was used for the treatment, storage and disposal of hazardous substances. A settlement in principle between the State of California and the various potentially responsible parties was reached in October 1995. A consent decree was signed in July 1996. The Company's portion of the settlement was less than originally anticipated. Accordingly, the previously recorded reserve for this matter was reduced in 1995 to the settlement amount.

     In March, 1993 Everest & Jennings Inc. received a notice from the U.S. Environmental Protection Agency ("EPA") regarding an organizational meeting of generators with respect to the Casmalia Resources Hazardous Waste Management Facility ("Casmalia Site") in Santa Barbara County, CA. The EPA alleged that the Casmalia Site was an inactive hazardous waste treatment, storage and disposal facility which accepted large volumes of commercial and industrial wastes from 1973 until 1989. In late 1991, the Casmalia Site owner/ operator abandoned efforts to actively pursue site permitting and closure and is currently conducting only minimal maintenance activities. The EPA estimated that the Casmalia Site's closure trust fund, approximately $10 million, was substantially insufficient to cover cleanup and closure of the site. Since August, 1992, the EPA has undertaken certain interim stabilization actions to control actual or threatened releases of hazardous substances at the Casmalia Site. The EPA sought cooperation from generators to assist in the cleaning up, and closing of, the Casmalia Site. Everest & Jennings Inc. is a member of a manufacturers' group of potentially responsible parties which has investigated the site and proposed a remediation plan to the EPA. To reflect Everest & Jennings Inc.'s estimated allocation of costs thereunder, a reserve of $1.0 million was recorded, which was included in the Consolidated Statements of Operations for 1993. During 1995 an agreement in principle was reached with the EPA for a settlement of the majority of the Casmalia site liability. A consent decree was signed during July 1996. The settlement provides for the work to be completed in three phases. Phase I work, which is estimated to take three to five years to complete, will require the Company, along with other responsible parties, to participate in funding the water management, certain construction projects and completion of the site investigation. Phase II work, consisting of the remaining remedial construction activities and the first five years of operation and maintenance, will be funded by other parties and is estimated to take ten years. Subsequent to Phase II, additional operation and maintenance will be required for approximately 30 years. The estimated exposure of the Company under this agreement is less than originally anticipated and the previously recorded reserve has been reduced to the expected settlement amount.

     In 1989 a patent infringement case was initiated against Everest & Jennings Inc. and other defendants in the U.S. District Court, Central District of California. Everest & Jennings Inc. prevailed at trial with a directed verdict of patent invalidity and non-infringement. The plaintiff filed an appeal with the U.S. Court of Appeals for the Federal Circuit. On March 31, 1993, the Court of Appeals vacated the District Court's decision and remanded the case for trial. Impacting the retrial of this litigation was a re-examination proceeding before the Board of Patent Appeals with respect to the subject patent. A ruling was rendered November 23, 1993 sustaining the claim of the patent which Everest & Jennings Inc. has been charged with infringing. Upon the issuance of a patent re-examination certificate by the U.S. Patent Office, the plaintiff presented a motion to the District Court requesting a retrial of the case. The Company presented a Motion for Summary Judgment of Noninfringement based in part upon the November 23, 1993 decision of the Board of Patent Appeals. The Motion was granted in follow-up conferences and an official Judgment was entered November 17, 1994. Following the appeal by the plaintiffs, the case has been remanded to the US District Court, Central District of California, for further consideration. Everest & Jennings Inc. believes that this case is without merit and intends to contest it vigorously. The ultimate liability of Everest & Jennings Inc., if any, cannot be determined at this time.

     Following a jury trial on July 15, 1996, a verdict was rendered in the District Court of the First Judicial District of the State of New Mexico in a civil product liability law suit (Chris Trew et al. vs. Smith and Davis Manufacturing Company, Inc., No. SF95-354) against Smith & Davis Manufacturing Company, a wholly-owned subsidiary of the Company ("Smith & Davis"), in the amount of $550 actual damages and $4 million punitive damages. The suit was instituted on February 25, 1995 by the children and surviving heirs and personal representatives of a nursing home patient in Carlsbad, New Mexico who died on September 28, 1993 after her head became pinned between a bed rail allegedly manufactured by Smith & Davis and her bed. The suit alleged that the bed rail in question was defective and unsafe for its intended purpose, that Smith & Davis was negligent in designing, manufacturing, testing and marketing such bed rails and that the negligence of the nursing home in question was the proximate cause of the decedent's injuries and death. The nursing home reached a settlement with plaintiffs prior to trial. Judgment has been entered on the jury verdict and Smith & Davis plans to appeal the judgment.

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



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996

    The following table summarizes operating results of the Company for the three months ended September 30, 1996 and 1995 (dollars in millions):

                                      Three Months Ended September 30
                                      -------------------------------
                                         1996                1995
                                     ------------        ------------
                                     Amount    %         Amount    %
                                     ------   ---        ------   ---
          Revenue                    $15.3    100        $19.3    100
          Cost of sales               13.8     90         15.2     79
                                     ------   ---        ------   ---

          Gross profit                 1.5     10          4.1     21
          Operating expenses           4.4     29          4.1     21
                                      -----   ----        -----   ----

          Operating loss              (2.9)    19          --      --
          Interest expense             1.2      8          0.9      5
                                      -----   ----        -----   ----

          Loss before income taxes    (4.1)  (27)         (0.9)   (5)
          Income tax provisions         --     --          --      --
                                      -----   ----        -----   ----

          Net loss                   $(4.1)  (27)        $(0.9)   (5)


    Third quarter 1996 revenues of $15.3 million decreased $4.0 million, or 21%, from 1995. Third quarter revenues during 1996 for the Company's domestic operations decreased $3.9 million from 1995's revenue levels due to shipping delays resulting from the scale back of domestic manufacturing operations and a reduction in distributor sales.

     Third quarter 1996 revenues in the Everest & Jennings' Canadian and Mexican subsidiaries were comparable to the prior year's results.

     Total Company third quarter gross profit decreased $2.6 million from $4.1 million in 1995 to $1.5 million in 1996. As a percentage of sales, margins decreased from 21% during 1995 to 10% during 1996, due primarily to costs incurred as a result of the scale back of domestic manufacturing operations including severance costs and costs associated with the relocation of manufacturing operations to Canada and Mexico. Additional production relocation and facility rationalizations are planned during 1996 and beyond with a view to improving the Company's operating efficiencies and reducig its cost structure.

     Total Company third quarter operating expenses increased $0.3 million from $4.1 million in 1995 to $4.4 million in 1996 due primarily to increased bad debt expense and insurance reserve increases. Spending reductions included a reduction in research and development spending of $0.1 million from $0.3 million during 1995 to $0.2 million during 1996.

    Interest expense of $1.2 million in the third quarter of 1996 increased from the comparable period in the prior year due to increases in the average outstanding debt during the period.



RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996

    The following table summarizes operating results of the Company for the nine months ended September 30, 1996 and 1995 (dollars in millions):

                                       Nine Months Ended September 30
                                       ------------------------------
                                         1996                1995
                                     ------------        ------------
                                     Amount    %         Amount    %
                                     ------   ---        ------   ---

          Revenue                     49.6    100        $56.3    100
          Cost of sales               40.9     82         43.6     77
                                      -----   ----        -----   ----

          Gross profit                 8.7     18         12.7     23
          Operating expenses          13.7     28         12.9     23
                                      -----   ----        -----   ----

          Operating loss              (5.0)  (10)         (0.2)    --
          Interest expense             3.4      7          2.7      5
                                      -----   ----        -----   ----

          Loss before income taxes    (8.4)  (17)         (2.9)   (5)
          Income tax provisions        --      --         (0.1)    --
                                      -----   ----        -----   ----

          Net loss                   $(8.4)  (17)        $(3.0)   (5)


     Revenues for the first nine months of 1996 of $49.6 million decreased $6.7 million, or 12%, from 1995, due primarily to shipping delays resulting from the scale back of domestic manufacturing operations and a reduction in distributor sales. Additionally, oxygen concentrator sales decreased $1.18 million from 1995 to 1996. In total, domestic sales decreased by $6.0 million from 1995 to 1996.

     1995 revenues in the Everest & Jennings' Canadian and Mexican subsidiaries were down $0.7 million or 7%, due primarily to unfavorable Canadian and Mexican exchange rates and a substantial slowdown in the Mexican economy.

     Total Company gross profit for the period decreased $4.0 million from $12.7 million in 1995 to $8.7 million in 1996. As a percentage of sales, margins decreased from 23% during 1995 to 18% during 1996, due primarily to costs incurred as a result of the scale back of domestic manufacturing operations.

     Total Company operating expenses for the period increased $0.8 million from $12.9 million in 1995 to $13.7 million in 1996 due primarily to increased bad debt expense and insurance reserve increases. Spending reductions included a reduction in research and development spending of $0.3 million from $0.9 million during 1995 to $0.6 million during 1996.

     Interest expense of $3.4 million for the nine month period of 1996 increased from the comparable period in the prior year due to increased levels of borrowing throughout 1995.



LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are cash provided from operations, borrowings from BIL and affiliates, proceeds from notes received in the 1995 sales of the Company's Institutional and Oxycon businesses, and cash on hand. At September 30, 1996 the Company had $12 thousand in cash, and at December 31, 1995 the Company had $117 thousand in cash. At September 30, 1996, total debt of $53.4 million was $5.5 million higher than the $47.9 million in debt at December 31, 1995. The increase was due to increased borrowings from HSBC of approximately $6.3 million, offset by repayments of foreign borrowings and other domestic debt. The Company received $1.8 million in April 1996 from the payment of a note receivable, which was used to reduce debt. See Note 6--Debt of the Notes to the Unaudited Consolidated Financial Statements included in Item 1 of this Form 10-Q. The $6.3 million borrowed from HSBC during 1996 was used to fund the Company's operations. This facility was fully utilized at September 30, 1996.

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

     The accompanying consolidated financial statements have been prepared under the going concern concept. The going concern concept anticipates an entity will continue in its present form and, accordingly, uses the historical cost basis to prepare financial statements. The Company has incurred substantial restructuring expenses and recurring operating losses and has a net capital deficiency at September 30, 1996. No assurance can be made that the Company will successfully emerge from or complete its restructuring activities.

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

    None


ITEM 5.  OTHER INFORMATION

    None



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    EXHIBITS:

                3(a)(vii)     Corrected   Certificate   of   Amendment   of
                Certificate of Incorporation filed August 31, 1996.

    REPORTS ON FORM 8-K:

                                                           Financial
     Date of Report             Item(s) Reported        Statements Filed
     --------------             ----------------        ----------------
1.  August 14, 1996            5, 7 (relating to              None
                              merger transaction)

2. September 3, 1996           5, 7 (relating to              None
                              merger transaction)

                                 SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 18, 1996           EVEREST & JENNINGS INTERNATIONAL LTD.
                                            (Registrant)

                                   By     /s/ Timothy W. Evans
                                      Timothy W. Evans
                                      Senior Vice President and
                                      Chief Financial Officer

                                   By    /s/ Bevil J. Hogg
                                      Bevil J. Hogg
                                      President and
                                      Chief Executive Officer






                             INDEX TO EXHIBITS

Page
----

 26                     3(a)(vii)*  Corrected Certificate of Amendment of
                    Certificate of Incorporation filed August 31, 1996.






*  Filed herewith in this Quarterly Report on Form 10-Q