Form 10-Q/A
period 1996-09-30
EVEREST & JENNINGS INTERNATIONAL LTD
filed 1996-12-12
CIK 33837

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-Q / A
                              Amendment No. 1


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


           The accompanying Notes are an integral part of these Consolidated Financial Statements

                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)

                                  ASSETS


                                               Sept. 30    December 31
                                                 1996          1995
                                              ---------    -----------
                                             (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                  $    12        $  117
    Accounts receivable, less allowance
      for doubtful accounts of $1,376
      in 1996 and $1,847 in 1995                14,448        16,952
    Notes receivable (Note 9)                    2,559           252
    Inventories (Note 8)                        17,858        19,570
    Other current assets                           629       1,047
                                                ------        ------
    Total current assets                        35,506        37,938

PROPERTY, PLANT AND EQUIPMENT:
    Land                                           370           261
    Buildings and improvements                   4,574         4,500
    Machinery and equipment                     16,093        15,380
                                                ------        ------
                                                21,037        20,141
    Less accumulated depreciation
      and amortization                        (14,066)      (12,992)
                                                ------        ------
    Property, plant and equipment, net           6,971         7,149

NOTES RECEIVABLE (Note 9)                          297      2,524

INTANGIBLE ASSETS, NET                             171           402

OTHER ASSETS                                       345           217
                                                ------        ------
TOTAL ASSETS                                   $43,290       $48,230





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



                                 SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



Date:  December 12, 1996           EVEREST & JENNINGS INTERNATIONAL LTD.
                                            (Registrant)


                                   By  /s/ Timothy W. Evans
                                      Timothy W. Evans
                                      Senior Vice President and
                                      Chief Financial Officer